Form 10-K
period 2008-12-31
AYERS EXPLORATION INC.
filed 2009-03-31
CIK 1438660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number  000-1438660

AYERS EXPLORATION INC.
(Name of small business issuer in its charter)

Nevada	98-0608229
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#6 Harston Avenue, Mosman, Sydney Australia	2088
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (411) 199-319

Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered N/A

Securities registered pursuant to Section 12(g) of the Act:
Common Shares, par value $0.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [   ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ¨	Accelerated filer ¨
Non-accelerated filer “ (Do not check if a smaller reporting company)	Smaller reporting company X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

There is no public trading market for our common shares in the United States or elsewhere. Based on the last sale price of our shares of $0.10, our aggregate market value is $569,000.

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

5,690,000 common shares issued and outstanding as of March 31, 2009.

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .  Yes [ X] No [ ]

PART I

Item 1.                 Description of Business.

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "Ayers" mean Ayers Exploration Inc., unless otherwise indicated.

Corporate History

We were incorporated in the State of Nevada on February 10, 2006. Our administrative office is located at 6 Harston Avenue, Mosmon, Sydney Australia 2088 and our registered statutory office is located at Suite 304 – 2470 Saint Rose Pkwy, Henderson, Nevada 89074. Our telephone number is 61 411-199-319.  Our fiscal year end is December 31.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Our Current Business

We intend to be in the business of mineral clay exploration.  We have an option to acquire a 100% interest in the Mt. Cotton mining claim, (hereinafter referred to as the "Mt. Cotton Property"). The option was granted for an initial issuance of 200,000 common shares of our Company to Redpath Clay Corp.  Title to the Mt. Cotton Property is held by Redpath.  We have not taken any actions to further our business plan since July 2006.

Our objective is to conduct mineral exploration activities on the mineral claims in order to assess whether it possesses economic reserves of mineral clay.  We have not yet identified any economic mineralization on the property.  We have a mineral report which indicates that further exploration is warranted.  Our proposed exploration program is designed to search for an economic mineral deposit.

Mt. Cotton Property Option Agreement

In July 2006, we entered into an option agreement (the “Option”) with Redpath Clay Corp. to acquire up to a 100% interest in the Mt. Cotton Property, a mineral claim comprising 5.4 acres located 25 miles west of Sheldon, Queensland, Australia.  Under the term of the Option we can earn a 100% interest by issuing  Redpath  200,000 shares on signing (completed) and issuing an additional 200,000 shares upon commencement of commercial production on the Mt. Cotton Property.

We have not taken any actions to further our business plan since July 2006.

Title to the Mt. Cotton Property

The Mt. Cotton Property consists of one parcel of land totaling 5.4 acres.  A "mineral claim" refers to a specific section of land over which a title holder owns rights to exploration to ground.  In July 2006, we entered into the Option with Redpath Clay Corp. to acquire up to a 100% interest in the Property.  Such rights may be transferred or held in trust.  The claim comprising the Mt. Cotton property is registered 100% in the name of Redpath Clay Corp.  The registration of the claims in the name of a trustee does not impact a third party's ability to commence an action against us respecting the Mt. Cotton property or to seize the claims after obtaining judgment.  Redpath Clay Corp. holds the exploration permit with the government of the State of Queensland.

Location and Access and Property Description

(1)	The Mt. Cotton Property consists of 5.4 acres located 25 miles west of Sheldon, Queensland, Australia.)

(2)
The site lies to the east of Mt Cotton Road, and is bounded by industrial properties to the south, north and east.  The site encloses an area of 5.4 acres.  The finished surface of the property consists predominately of bare earth.  The property contains several metres of fill of unknown origin.

Glossary of Terms

The following are the definitions of some of the highly technical and geological terms  which follow below.

Acid sulfate soils: are naturally occurring soils, sediments or organic substrates (e.g. peat) that are formed under waterlogged conditions. These soils contain iron sulfide minerals (predominantly as the mineral pyrite) or their oxidation products.

Argillite: is a fine-grained sedimentary rock composed predominantly of indurated clay particle

Greywacke: a grey, earthy rock which is a variety of sandstone generally characterized by its hardness, dark color, and poorly-sorted, angular grains of quartz, feldspar, and small rock fragments set in a compact, clay-fine matrix.

Quartzite: is a hard, metamorphic rock which was originally sandstone. Sandstone is converted into quartzite through heating and pressure usually related to tectonic compression within orogenic belts.

Sandstone: is a sedimentary rock composed mainly of sand-size mineral or rock grains.

Previous Work

The Mt. Cotton property was discovered in 2001 by Environmental & Licensing Professionals.  In 2001 Environmental & Licensing Professionals retained Earthtech Consultants (QLD) Pty Ltd to undertake geotechnical investigations on the Mt. Cotton Property.  The scope of the investigation was to identify the presence of mineral clay deposits and to provide assessment of the following:

*	ground and subsurface conditions;
*	plasticity and extent of any clay encountered;
*	possible extraction difficulties (including groundwater and shallow rock);
*	sampling of shallow soils for screening for the presence of acid sulphate soils; and
*	limited sampling and testing of shallow soils from two locations, to screen for a range of common soil contaminants, and general inspection of the site for signs of recent surface contamination.

Geotechnical: Mt. Cotton Property

We have a geotechnical report on the Mt. Cotton Property. The report by Earthtech Consultants, professional geotechnical and environmental consultants, provides an assessment of the property and sets out recommendations. The geotechnical report makes a recommendation for further exploration work and concludes the clay resource is suitable for the use in manufacture of clay bricks.  The Mt. Cotton Property is subject to an Exploration Permit for Minerals (EPM), specifically mineral clay deposits.

In the report, Earthtech sets out to assess the extent of presence of clay soils on the property in order  to qualify the then existing EPM to mine mineralized clay for use in the manufacture of bricks.  The workscope of the report included assessment of the depth, lateral extent and composition of clay soils on the property.  The detection of any Acid Sulphate Soils and or contaminated surface soils was used to highlight and define any constraints that may be placed on the proposed mining activities because of their presence.

Fieldwork for the investigation was carried out in June 2001.  Four boreholes were drilled at evenly spaced locations within the area of the site proposed for mining.  The work was undertaken using a mounted drilling rig equipped with 100mm diameter solid flight augers, equipped with a Tungsten Carbide bit.  Undisturbed soil samples were recovered from each borehole for visual classification and laboratory testing, to assess clay content.

Soils that were visually assessed as likely to contain Acid Sulphate Soils were sampled and screened.  Soils were also sampled from shallow depths at two locations where contaminants were understood possibly have been stored.  The samples were analyzed for a range of common contaminants including: heavy metals and arsenic.

The samples were tested by the Australian Government Analytical Laboratories.  The methods used were those published by United States Protection Agency SW-846 Methods. Analytical results indicated that there were no significant levels of any of the contaminants screened for in any of the samples tested.

Reports Conclusions

The natural clay soils encountered over much of the Mt. Cotton Property to depths ranging from 43 feet to 8 feet, consist of medium plasticity sandy and silty clays.  Conditions encountered in the boreholes indicate that the excavation of materials ranging from 13 feet to deeper than 43 feet will be possible using conventional excavation and earthmoving equipment such as dozers, backhoes and medium sized excavators.  Based on the four boreholes drilled in an area of about 262 feet by 427 feet, the report estimates that about 91,557 cubic yards of extractable clay is present.

The report anticipates that the natural material derived from the site would be a mixture of low and medium plasticity sandy and silty clays containing some clayey sands bands of gravel.

Results of limited laboratory testing and inspection of samples and local geology indicate that the clay is residual.  The report concludes that clay/silt/sand mixes such as the ones found on the Mt. Cotton Property would be suitable for the manufacture of clay bricks.

Earthech makes specific recommendations based on their conclusions to determine the potential of the property to host economic quantities of clay. They recommend that an X-Ray diffraction assessment is completed to confirm the clay mineralogy.

We intend to formulate an exploration program based on the recommendations in Earthtech’s report for an initial phase of exploration. We anticipate the program to be as follows:

We will commence an initial program of data acquisition, review and compilation of historic geological information to further assess the property. We also believe geological mapping and further rock geochemical sampling are warranted to further assess the Property.

We intend to implement an exploration program and intend to proceed in the following two phases all of which it is intended will be performed or supervised by a geologist with significant exploration experience, and by independent contractors hired by us.

Phase 1, will include data acquisition, compilation, review and confirmation sampling, budgeted as follows:

Data Acquisition, review and compilation:	$10,000
X-Ray diffraction assessment:	$6,000
Geochemical analyses-100 samples:	$2,500
Travel expenses-accommodation, board:	$1,000
Vehicle Rental-14 days:	$1,400
Airfare-Sydney to Sheldon, return:	$750
Field Supplies, communications:	$1,250
Report preparation, result compilation:	$2,000
Miscellaneous:	$400
Total:	$25,300

Data acquisition will begin with research of the available geologic literature, personal interviews with geologists, mining engineers and others familiar with the prospect sites. We have recently begun this phase of the exploration process on the properties. We anticipate that this activity will take approximately one month.

As set out above, we may also conduct an X-Ray diffraction assessment to confirm the clay mineralogy.

Phase 1 will take about 3 months and cost approximately $25,000. We currently have adequate capital to complete the various stages of Phase 1.

Phase 2 involves the extraction of the mineralized clay.  We will formulate a detailed program for Phase II once we have determined the extent, if any, of mineralized clay on the Mt. Cotton Property.

Following completion of Phase 1, our board of directors will make the assessment whether to continue exploration based on an analysis of results of our initial exploration efforts and based on advice from our contracted geologist. Criteria we will consider in making this assessment include the results of the X-Ray diffraction assessment to confirm the clay mineralogy.

We do not have any agreement with Earthtech to provide geological services for planned exploration work on the mineral claims.

We have not taken any actions to further our business plan since July 2006.

Mineral claims Geology and Soil Landscape

The Mt. Cotton Property is in an area of the Neranleigh Fernvale Beds, comprising greywacke, argillite, quartzite, chert, shale, sandstone and greenstone. The source of the above description of the rock formation and mineralization of the mineral claims was the 1:100,000 scale Geological Map of Beenleigh.

Reference to “The Soil Landscapes of Brisbane and South-eastern Environs-CSIRO 1987”, indicates that the Property is located in the area of ‘Soils with Markedly Differentiated Profiles’.  The dominant soil group consists of red-yellow podzolic soils with lithosols and some gleyed podzols, within a landscape of ‘Low hills of greywacke, phyllite and shale’.

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending December 31, 2009.

Employees

Currently there are no full time or part-time employees of our company (other than our directors and officer who, at present, have not signed employment or consulting agreements with us). We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officer or directors). We do and will continue to outsource contract employment as needed. However, if we are successful in our initial and any subsequent drilling programs we may retain additional employees.

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending December 31, 2009.

Competition

The clay industry is fragmented. We compete with other exploration companies looking for clay. We are one of the smallest exploration companies in existence. We are an infinitely small participant in the clay extraction market. While we compete with other exploration companies, there is no competition for the exploration or removal of minerals from our mineral claims. Readily available clay markets exist in Australia United States and around the world for the sale of gold.

We may not have access to all of the supplies and materials we need to begin exploration that could cause us to delay or suspend operations. Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials after this offering is complete. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

Government Regulations and Supervision

Our mineral exploration program is subject to Australian mining law and regulation.   Specifically, the  laws and regulations of the State of Queensland.

All landholdings (tenements) in Australia are subject to regulation.  In Queensland, tenements are granted as either exploration permits, mineral development licenses or mining leases.

Exploration permits can only be applied for over available ground.  Applications consist of a prescribed application form, proposed exploration program with estimated expenditure and the prescribed application fee.  An exploration permit number is assigned when the application is received.  The Queensland Ming Department then assesses the application to determine whether a company is a suitable candidate and proposes to spend sufficient funds on exploration on the license.  If the Department considers a company to be a suitable candidate, the Department then assesses the environmental impact of the proposed exploration program and also commences the native title process.  The native title process involves advertising the application for the purpose of determining whether there are any objections to the licence being granted. If there are no objections, the permit is granted.

The exploration permit is granted for five years provided the company continues to comply with the licenses conditions.  There is a statutory requirement to reduce the area of the exploration licence by fifty percent before the end of years three, four and five.

Rent is required to be paid each year in advance.  Rent will be paid by Redpath Clay Corp.

An annual expenditure report is due each year, as a statement of the amount that has been spent on the ground.  A annual technical report is also due each year, as a statement of the exploration work that has been undertaken on the ground and what work is proposed to be undertaken for the coming year.

The exploration permit expires at the end of year five but a renewal application can be lodged prior to the expiry to, if granted, extend the permit for up to another five years.  A summary of work completed on the ground together with a detailed explanation of the work proposed for the ground is required to accompany the renewal application.

If we propose to mine a measured resource we will need to notify Redpath Clay Corp. who will then apply for a Mining Lease.  As the Exploration Permit holder Redpath Clay Corp.  has automatic priority to the ground to be the subject of the mining Lease.  Applications consist of a prescribed application form, details of the proposed development, the financial resources to fund the proposal and the prescribed application fee.  A mining lease number is assigned when the application is received.  The Department then assesses the application to determine the suitability of the proposal.  The application will then pass through the environmental and native title process.  An agreement will need to be negotiated with the native title holders/claimants as part of the native title process.

A mineral lease may be granted for such term as the Department thinks fit.  Redpath Clay Corp. is required to state the term of the lease required at the time of application.  The term required is stated on the application form.

An annual expenditure report is due each year, as a statement of what has been spent on the ground.  An annual technical report is also due each year, as a statement of what work has been done on the ground and what work is proposed for the coming year.

Item 1A. RISK FACTORS

Much of the information included in this current report includes or is based upon estimates, projections or other "forward looking statements".  Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below.  We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

Our common shares are considered speculative during the development of our new business operations.  Prospective investors should consider carefully the risk factors set out below.

We need to continue as a going concern if our business is to succeed, if we do not we will go out of business.

Our independent accountant's report to our audited financial statements for the period ended December 31, 2008 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations and our dependence upon adequate financing to pay our liabilities.  If we are not able to continue as a going concern, it is likely investors will lose their investments.

Because of the unique difficulties and uncertainties inherent in mineral exploration ventures, we face a high risk of business failure.

Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The expenditures to be made by us in the exploration of the mineral claim may not result in the discovery of mineral deposits. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of our exploration do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for new exploration. The acquisition of additional claims will be dependent upon us possessing capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations.

If we do not obtain additional financing, our business will fail.

Our current operating funds are less than necessary to complete all intended exploration of the property, and therefore we will need to obtain additional financing in order to complete our business plan.  As of December 31, 2008 we had cash in the amount of $32,004. We currently have minimal operations and we have no income.

Our business plan calls for significant expenses in connection with the exploration of the property.  We do not currently have sufficient funds to conduct initial exploration on the property and require additional financing in order to determine whether the property contains economic mineralization.  We will also require additional financing if the costs of the exploration of the property are greater than anticipated.

We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete.  We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including the market prices for copper, silver and gold, investor acceptance of our property and general market conditions.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders.  The only other anticipated alternative for the financing of further exploration would be our sale of a partial interest in the property to a third party in exchange for cash or exploration expenditures, which is not presently contemplated.

Because we have commenced limited business operations, we face a high risk of business failure.

Although we are preparing to commence exploration on the property in the summer of 2008, we have not yet commenced exploration on the property.  Accordingly, we have no way to evaluate the likelihood that our business will be successful.  We were incorporated on February 10, 2006 and have been involved primarily in organizational activities and the acquisition of our mineral property.  We have not earned any revenues as of the date of this prospectus.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues.  We therefore expect to incur significant losses into the foreseeable future.  We recognize that if we are unable to generate significant revenues from development of the mineral claims and the production of minerals from the claims, we will not be able to earn profits or continue operations.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

We lack an operating history and we expect to have losses in the future.

We have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

•	Our ability to locate a profitable mineral property;
•	Our ability to generate revenues; and
•	Our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral properties. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

We have no known ore reserves and we cannot guarantee we will find any significant clay soils or if we find clay soil, that production will be profitable. Even if we are successful in discovering clay soil or other mineralized material we may not be able to realize a profit from its sale. If we cannot make a profit, we may have to cease operations.

We have no known clay soil reserves. We have not identified any significant clay soil on the mineral claims and we cannot guarantee that we will ever find any clay soil. The report we reviewed in selecting the mineral claims for exploration are old and may be out of date. Even if we find that there is clay soil on our mineral claims, we cannot guarantee that we will be able to recover the clay soil. If we cannot find clay soil or it is not economical to recover the clay soil, we will have to cease operations.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards.  As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure.  The payment of such liabilities may have a material adverse effect on our financial position.

Because we are small and do not have much capital, we must limit our exploration and consequently may not find mineralized material. If we do not find mineralized material, we will cease operations.

Because we are small and do not have much capital, we must limit our exploration. Because we may have to limit our exploration, we may not find mineralized material, although our mineral claims may contain mineralized material. If we do not find mineralized material, we will cease operations.

If we become subject to onerous government regulation or other legal uncertainties, our business will be negatively affected.

There are several governmental regulations that materially restrict mineral property exploration and development. Under Australian mining law, to engage in certain types of exploration will require work permits, the posting of bonds, and the performance of remediation work for any physical disturbance to the land. While these current laws do not affect our current exploration plans, if we proceed to commence drilling operations on the mineral claims, we will incur modest regulatory compliance costs.

In addition, the legal and regulatory environment that pertains to the exploration of ore is uncertain and may change. Uncertainty and new regulations could increase our costs of doing business and prevent us from exploring for ore deposits. The growth of demand for ore may also be significantly slowed. This could delay growth in potential demand for and limit our ability to generate revenues.  In addition to new laws and regulations being adopted, existing laws may be applied to mining that have not as yet been applied.  These new laws may increase our cost of doing business with the result that our financial condition and operating results may be harmed.

We may not have access to all of the supplies and materials we need to begin exploration that could cause us to delay or suspend operations.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as explosives, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials after this offering is complete. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

Because of the speculative nature of exploration of mineral properties, there is no assurance that our exploration activities will result in the discovery of new commercially exploitable quantities of minerals.

We plan to continue to source exploration mineral claims. The search for valuable minerals as a business is extremely risky. We can provide investors with no assurance that additional exploration on our properties will establish that additional commercially exploitable reserves of clay soil exist on our properties Problems such as unusual or unexpected geological formations or other variable conditions are involved in exploration and often result in exploration efforts being unsuccessful. The additional potential problems include, but are not limited to, unanticipated problems relating to exploration and attendant additional costs and expenses that may exceed current estimates. These risks may result in us being unable to establish the presence of additional commercial quantities of ore on our mineral claims with the result that our ability to fund future exploration activities may be impeded.

Because the SEC imposes additional sales practice requirements on brokers who deal in our shares that are penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty in reselling your shares and may cause the price of the shares to decline.

Our shares qualify as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934, which imposes additional sales practice requirements on broker/dealers who sell our securities in this offering or in the aftermarket. In particular, prior to selling a penny stock, broker/dealers must give the prospective customer a risk disclosure document that: contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; contains a description of the broker/dealers' duties to the customer and of the rights and remedies available to the customer with respect to violations of such duties or other requirements of Federal securities laws; contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask prices; contains the toll free telephone number for inquiries on disciplinary actions established pursuant to section 15(A)(i); defines significant terms used in the disclosure document or in the conduct of trading in penny stocks; and contains such other information, and is in such form (including language, type size, and format), as the SEC requires by rule or regulation. Further, for sales of our securities, the broker/dealer must make a special suitability determination and receive from you a written agreement before making a sale to you. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent you from reselling your shares and may cause the price of the shares to decline.

We have no known ore reserves and we cannot guarantee we will find any clay soil or if we find clay soil, that production will be profitable.

We have no known ore reserves.  We have not identified any clay soil on the property and we cannot guarantee that we will ever find any clay soil.  We did not rely upon any expert advice in selecting the property for the exploration.  Even if we find that there is clay soil on our property, we cannot guarantee that we will be able to recover the clay soil.  Even if we recover the clay soil, we cannot guarantee that we will make a profit.  If we cannot find clay soil or it is not economical to recover the clay soil, we will have to cease operations.

Because we are small and do not have much capital, we must limit our exploration and consequently may not find mineralized material.  If we do not find mineralized material, we will cease operations.

Because we are small and do not have much capital, we must limit our exploration.  Because we may have to limit our exploration, we may not find mineralized material, although our property may contain mineralized material.  If we do not find mineralized material, we will cease operations.

As we face intense competition in the mining industry, we will have to compete with our competitors for financing and for qualified managerial and technical employees.

The mining industry is intensely competitive in all of its phases. Competition includes large established mining companies with substantial capabilities and with greater financial and technical resources than we have. As a result of this competition, we may be unable to acquire additional attractive mining claims or financing on terms we consider acceptable. We also compete with other mining companies in the recruitment and retention of qualified managerial and technical employees. If we are unable to successfully compete for financing or for qualified employees, our exploration and development programs may be slowed down or suspended.

Trading of our stock may be restricted by the SEC's Penny Stock Regulations which may limit a stockholder's ability to buy and sell our stock.

The U.S. Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors".  The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account.  The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules.  Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.  We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

We do not expect to declare or pay any dividends.

We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future.

Anti-Takeover Provisions

We do not currently have a shareholder rights plan or any anti-takeover provisions in our By-laws.  Without any anti-takeover provisions, there is no deterrent for a take-over of our company, which may result in a change in our management and directors.

Our By-laws contain provisions indemnifying our officer and directors against all costs, charges and expenses incurred by them.

Our By-laws contain provisions with respect to the indemnification of our officer and directors against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgement, actually and reasonably incurred by him, including an amount paid to settle an action or satisfy a judgement in a civil, criminal or administrative action or proceeding to which he is made a party by reason of his being or having been one of our directors or officer.

Volatility of Stock Price.

Our common shares are not currently publicly traded.  In the future, the trading price of our common shares may be subject to wide fluctuations.  Trading prices of the common shares may fluctuate in response to a number of factors, many of which will be beyond our control.  In addition, the stock market in general, and the market for software technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies.  Market and industry factors may adversely affect the market price of the common shares, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted.  Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources.

Item 2.                 Description of Property.
Our administrative office is located at 6 Harston Avenue, Mosmon, Sydney Australia 2088.Our telephone number is 61 411-199-319.

We have an option to acquire a 100% interest in the Mt. Cotton1 mining claim, (hereinafter referred to as the "Mt. Cotton Property"). The option was granted for an initial issuance of 200,000 common shares of our Company to Redpath Clay Corp.  Title to the Mt. Cotton Property is held by Redpath.  We have not taken any actions to further our business plan since July 2006.

Our objective is to conduct mineral exploration activities on the mineral claims in order to assess whether it possesses economic reserves of mineral clay.  We have not yet identified any economic mineralization on the property.  We have a mineral report which indicates that further exploration is warranted.  Our proposed exploration program is designed to search for an economic mineral deposit.

Item 3.                 Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation.  There are no proceedings in which any of our directors, officer or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 4.                 Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31, 2008 .

PART II
Item 5.                 Market for Common Equity and Related Stockholder Matters.

There is currently no market for our common stock.

As of December 31, 2008 there were 39 shareholders and 5,690,000 shares outstanding.

There are no outstanding options or warrants to purchase, or securities convertible into, our common shares.  All of our issued and outstanding shares can be sold pursuant to Rule 144 of the Securities Act of 1933.

We have not declared any dividends since incorporation and does not anticipate that we will do so in the foreseeable future.  Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

We currently do not have any stock option or equity plans.

Item 6.                  Selected Financial Data

Not applicable.

Item 7.                 Management's Discussion and Analysis or Plan of Operation.

Overview

You should read the following discussion of our financial condition and results of operations together with the consolidated audited financial statements and the notes to consolidated audited financial statements included elsewhere in this filing prepared in accordance with accounting principles generally accepted in the United States.  This discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those anticipated in these forward-looking statements.

Plan of Operations

Cash Requirements

For the next 12 months we plan to expend a total of approximately $45,000 in respect of our mineral properties.  We currently have enough to complete Phase 1 of our exploration program.

We estimate that we will expend approximately $10,000 on general and administrative expenses over the next 12 months generated from our allotted working capital of approximately $10,000.

Based on our current plan of operations, we have sufficient funds for the next 6 months, after which time we will require additional funds to continue our exploration operations. In the event that we are unable to raise additional financing in the next 6 months, and fail to generate any cash flow, we may modify our operations plan accordingly. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

Over the next twelve months we intend to use all available funds to expand on the exploration and development of our mineral properties, as follows:

Estimated Funding Required During the Next Twelve Months

Operations
Working Capital	$10,000
Phase 1 exploration	$25,300
General and Administrative	$10,000
Total	$45,300

Financial Condition, Liquidity and Capital Resources

Since inception on February 10, 2006, we have been engaged in exploration and acquisition of mineral properties. Our principal capital resources have been acquired through  the issuance of common stock.

At December 31, 2008 we had a working capital of $28,054.

At December 31, 2008 our total assets of $34,004 which consists of  cash of $32,004 and mineral property interest of $2,000. This compares with our assets at December 31, 2007 of $57,377 which consisted of cash of $55,377 and mineral property interest of $2,000.

At December 31,2008, our total liabilities were $3,950, compared to our liabilities of $3,612 as at December 31, 2007.

We have had no revenues from inception. We currently have sufficient funding to complete Phase 1 of our exploration program.

Results of Operations.

We posted losses of $23,711 for the year ending December 31, 2008, losses of $2,121 for the year ended December 31, 2007, and losses of $25,946 since inception to December 31, 2008. The principal component of the loss was for  general and administrative expenses.

Product Research and Development

Our business plan is focused on the long-term exploration and development of our mineral properties.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending December 31, 2009.

Employees

Currently there are no full time or part-time employees of our company (other than our directors and officer who, at present, have not signed employment or consulting agreements with us). We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officer or directors). We do and will continue to outsource contract employment as needed. However, if we are successful in our initial and any subsequent drilling programs we may retain additional employees.

Going Concern

Due to our being a exploration stage company and not having generated revenues, in the  financial statements for the year ended December 31, 2008, we included an explanatory paragraph regarding concerns about our ability to continue as a going concern.  Our  financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

The continuation of our business is dependent upon us raising additional financial support.  The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.  Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Recently Issued Accounting Standards

Ayers does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Ayers’ results of operations, financial position or cash flow.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies.  We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

We have historically incurred losses, and through December 31, 2008  have incurred losses of $25,946 from our inception.   During  this period, we have successfully raised $52,000 from our  S-1 offering. Because of these historical losses, we will require additional working capital to develop our business operations.

We intend to raise additional working capital through a private placement.

There are no assurances that we will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing  and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations, our S-1 public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not increase or sustain our operations.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Item 8.                 Financial Statements.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following  financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Ayers Exploration Inc.
(An Exploration Stage Company)
Mosman, Sydney Australia

We have audited the accompanying balance sheets of Ayers Exploration Inc. (the “Company”) as of December 31, 2008 and 2007, and the related statements of operations, shareholders' equity, and cash flows for each of the years then ended and for the period from February 10, 2006 (inception) through December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ayers Exploration Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years then ended and for the period from February 10, 2006 (inception) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2009 raise substantial doubt about its ability to continue as a going concern. The 2008 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP

Houston, Texas
March 24, 2009

AYERS EXPLORATION INC.
(An Exploration Stage Company)
BALANCE SHEETS

	December 31, 2008	December 31, 2007

ASSETS

CURRENT ASSETS

Cash	$32,004	$55,377

Total Current Assets	32,004	55,377

Mineral Property Interest	2,000	2,000

Total Assets	$34,004	$57,377

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$1,950	$1,612
Due to related party	2,000	2,000

Total Current Liabilities	3,950	3,612

Total Liabilities	3,950	3,612

SHAREHOLDERS’ EQUITY

Common stock, $.001 par value, 30,000,000 shares authorized, 5,690,000 shares issued and outstanding at December 31, 2008 and 2007, respectively	5,690	5,690
Additional paid in capital	50,310	50,310
Deficit accumulated during the exploration stage	(25,946)	(2,235)

Total Shareholders’ Equity	30,054	53,765

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$34,004	$57,377

The accompanying notes are an integral part of these financial statements

AYERS EXPLORATION INC.
 (An Exploration Stage Company)
STATEMENTS OF OPERATIONS

	Year Ended December 31, 2008	Year Ended December 31, 2007	February 10, 2006 (Inception) to December 31, 2008

EXPENSES

General and administrative	$23,758	$3,127	$27,440

Total Expenses	23,758	3,127	27,440

OTHER INCOME

Interest income	47	1,006	1,494

Total Other Income	47	1,006	1,494

NET LOSS	$(23,711)	$(2,121)	$(25,946)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	5,690,000	5,690,000

The accompanying notes are an integral part of these financial statements

AYERS EXPLORATION INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF SHAREHOLDERS' EQUITY
Period from February 10, 2006 (Inception) through December 31, 2008

	Common stock
	Shares	Amount	Additional paid-in capital	Retained earnings (accumulated deficit) during the exploration stage		Total
Issuance of common stock for cash	5,490,000	$5,490	$48,510		$–	$54,000

Issuance of stock for mineral property interest acquisition	200,000	200	1,800		–	2,000
Net loss	–	–	–		(114)	(114)
Balance, December 31, 2006	5,690,000	5,690	50,310		(114)	55,886
Net loss	–	–	–		(2,121)	(2,121)
Balance, December 31, 2007	5,690,000	5,690	50,310		(2,235)	53,765
Net loss	–	–	–		(23,711)	(23,711)
Balance, December 31, 2008	5,690,000	$5,690	$50,310	$	(25,946)	$30,054

The accompanying notes are an integral part of these financial statements

AYERS EXPLORATION INC.
 (An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2008	Year ended December 31, 2007	February 10, 2006 (Inception) to December 31, 2008

CASH FLOWS USED IN OPERATING ACTIVITIES

Net loss	$(23,711)	$(2,121)	$(25,946)

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	338	1,112	1,950

Net Cash Used in Operating Activities	(23,373)	(1,009)	(23,996)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from Shareholder advances	–	–	2,000

Cash received from sale of common stock	–	–	54,000

Net Cash From Financing Activities	–	–	56,000

NET INCREASE (DECREASE) IN CASH	(23,373)	(1,009)	32,004

CASH – BEGINNING	55,377	56,386	–

CASH – ENDING	$32,004	55,377	$32,004

Supplemental Cash Flow Information:

Cash paid for:
Interest	$–	$–	$–
Income taxes	$–	$–	$–

Non-cash transactions:
Stock issued for mineral property interest	$–	$–	$2,000

The accompanying notes are an integral part of these financial statements

AYERS EXPLORATION INC.
 (An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

Ayers Exploration Inc. ("the Company") was incorporated in Nevada on February 10, 2006, to engage in acquisition and exploration of mineral properties.

Going concern

 These financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has not started income generating operations. Losses are anticipated in the development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability.

 The continuing operations of the Company and the recoverability of the carrying value of assets is dependent upon the ability of the Company to obtain necessary financing to fund its working capital requirements, and upon future profitable operations. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

 There can be no assurance that capital will be available as necessary to meet the Company's working capital requirements or, if the capital is available, that it will be on terms acceptable to the Company. The issuances of additional equity securities by the Company may result in dilution in the equity interests of its current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company's liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Exploration Stage Company

The Company complies with Financial Accounting Standards Board Statement No. 7 ‘‘Accounting and Reporting by Development Stage Enterprises’’ in its characterization of the Company as an exploration stage enterprise.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Financial Instruments

The Company's financial instruments consist of cash, prepaid expenses, accounts payable and due to related party. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. Because of the short maturity of such assets and liabilities the fair value of these financial instruments approximate their carrying values, unless otherwise noted.

Mineral Interests

Mineral property acquisition costs are capitalized in accordance with EITF 04-2. Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. To date the Company has not established any reserves on its mineral properties.

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, ‘‘Foreign Currency Translation’’, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at the exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

Basic Loss per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the review indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow method using a discount rate that is considered to be commensurate with the risk inherent in the Company’s current business model. For purposes of recognition and measurement of an impairment loss, a long-lived asset is grouped with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets.

Income Taxes

The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 3 – MINING PROPERTY INTEREST

 On July 9, 2006 the Company entered into a mining option agreement with Redpath Clay Corp. (”Redpath”), a company incorporated under the laws of Australia, which grants the Company the exclusive right and option (the “Option”) to acquire, subject to the reservation of a royalty by Redpath and the covenant by the Company to pay a production bonus, 100% of Redpath’s 100% owned interest in a mining property known as the Mt. Cotton Property (the “Property”) located in the State of Queensland, Australia.

In order to exercise the Option, the Company will issue the following shares of the Company’s common stock to Redpath:

(i)	200,000 shares upon signing of this option agreement (issued, see Note 5); and
(ii)	200,000 shares upon commencement of commercial production (not issued).

If and when the Option has been exercised, a 100% undivided right, title and interest in and to the Property will vest in the Company.

NOTE 4 – DUE TO RELATED PARTY

During the year ended December 31, 2006 a director and shareholder of the company advanced the Company $2,000. The advance was in the normal course of operations, unsecured, non-interest bearing and due on demand. At December 31, 2008 no repayment was made to this director and the balance of $2,000 is still owed to this director.

NOTE 5 – COMMON STOCK

At inception on February 10, 2006, the Company issued 2,000,000 shares of stock to its founding shareholder for $2,000 cash.

In July, 2006, the Company issued 200,000 common shares to Redpath as partial consideration for exercising a mining property option (see Note 3), valued at $0.01 per share for total value of $2,000.

In July, 2006 the Company raised $33,000 cash from the sale of 3,300,000 common shares at $0.01 per share.

In September, 2006 the Company raised $19,000 cash from the sale of 190,000 common shares at $0.10 per share.

NOTE 6 – INCOME TAXES

The Company follows Statement of Financial Accounting Standards Number 109 (SFAS 109)"Accounting for Income Taxes." Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry forwards. No net provision for refundable Federal income tax has been made in the accompanying statement of operations because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry forward has been recognized, as it is not deemed likely to be realized.

The provision for refundable Federal income tax consists of the following:

	December 31,	December 31,
	2008	2007
Refundable Federal income tax attributable to:
Current Operations	$8,000	$1,000
Less, Change in valuation allowance	(8,000)	(1,000)
Net refundable amount	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising the Company’s net deferred tax amount is as follows:

December 31,
2008
Deferred tax asset attributable to:
Net operating loss carryover	$9,000
Less, valuation allowance	(9,000)
Net deferred tax asset	$-

At December 31, 2008, the Company had an unused net operating loss carryover approximating $26,000 that is available to offset future taxable income, which expires beginning in 2026.

Item 9.                 Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures

Management’s Annual Report on Internal Control over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1)  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

(3)  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

 Item 9B.                      Other Information

None.

PART III

Item 10.	Directors, Executive Officer, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICER, PROMOTERS AND CONTROL PERSONS

As at December 31, 2008, our directors and executive officers and control persons, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Greg Curson	President , Secretary, Treasurer	52	February 10, 2006

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Since 2000, Mr. Curson has been the President of World Brands Management Pty. Ltd., the sole Australian and New Zealand distributor for Diesel, Nautica and Pony.

In 1973, Mr. Curson graduated from the Advanced College of Business Technology Ultimo Sydney with a Diploma in Real Estate.

Committees of the Board

Currently our company has the following committees:

•	Audit Committee;
•	Nominating and Corporate Governance Committee; and
•	Compensation Committee.

Our Audit Committee is currently made up of Greg Curson.  The Audit Committee is governed by the Audit Committee Charter adopted by the board of directors on November 22, 2006.

Our Nominating and Corporate Governance Committee is currently made up of Greg Curson.  The Nominating and Corporate Governance Committee is governed by the Nominating and Corporate Governance Committee Charter adopted by the board of directors on November 22, 2006.

Our Compensation Committee is currently made up of Greg Curson.  The Compensation Committee is governed by the Compensation Committee Charter adopted by the board of directors on November 22, 2006.

Family Relationships

There are no family relationships between any of our directors or executive officer.

Involvement in Certain Legal Proceedings

Other than as discussed below, none of our directors, executive officer, promoters or control persons have been involved in any of the following events during the past five years:

1.  any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.  any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.  being subject to any order, judgement, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.  being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgement has not been reversed, suspended, or vacated.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None of our directors, executive officer, future directors, 5% shareholders, or any members of the immediate families of the foregoing persons have been indebted to us during the last fiscal year or the current fiscal year in an amount exceeding $60,000.
None of the current directors or officer of our company are related by blood or marriage.

On February 10, 2006, we issued a total of 2,000,000 shares of restricted common stock to Mr. Curson an officer and director of our company for cash of $2,000.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officer and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.  Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2008 , all filing requirements applicable to its officer, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

Effective November 22, 2006, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's president (being our principal executive officer) and our company's secretary (being our principal financial and accounting officer and controller), as well as persons performing similar functions.  As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

(1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

(2) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

(3) compliance with applicable governmental laws, rules and regulations;

(4) the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

(5) accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's personnel shall be accorded full access to our president and secretary with respect to any matter which may arise relating to the Code of Business Conduct and Ethics.  Further, all of our company's personnel are to be accorded full access to our company's board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our president or secretary.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company's president or secretary.  If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or secretary, the incident must be reported to any member of our board of directors.  Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter.  It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is filed herewith with the Securities and Exchange Commission as Exhibit 14.1 to this annual report.  We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request.  Requests can be sent to: Ayers Exploration Inc. 6 Harston Avenue, Mosman, Sydney Australia 2088.

Audit Committee Financial Expert

Our Board of Directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Term 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.  In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

Item 11.                 Executive Compensation.

There has not been any compensation awarded to, earned by, or paid to our directors and executive officer for the last three completed financial years.

Employment/Consulting Agreements

There are no written employment or consulting agreements between us and any of our directors and executive officer.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officer, except that our directors and executive officer may receive stock options at the discretion of our board of directors. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officer, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officer to compensate such officer in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Stock Option Plan

Currently, there are no stock option plans in favour of any officer, directors, consultants or employees of ours.

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights to any officer, directors, consultants or employees of ours during the fiscal year ended December 31, 2008 .

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Values

There were no stock options outstanding as at December 31,2008 .

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended December 31, 2008 .

We have no present formal plan for compensating our directors for their service in their capacity as directors, although in the future, such directors are expected to receive compensation and options to purchase shares of common stock as awarded by our board of directors or (as to future options) a compensation committee which may be established in the future.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.  The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director.  Other than indicated in this annual report, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

Report on Executive Compensation

Our compensation program for our executive officer is administered and reviewed by our board of directors.  Historically, executive compensation consists of a combination of base salary and bonuses.  Individual compensation levels are designed to reflect individual responsibilities, performance and experience, as well as the performance of our company.  The determination of discretionary bonuses is based on various factors, including implementation of our business plan, acquisition of assets, development of corporate opportunities and completion of financing.

Item 12.                       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as at December 31, 2008 certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officer.  Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Greg Curson 6 Harston Ave Sydney, Australia 2088	2,000,000 common shares	35%
Directors and Executive Officer as a Group	35%	35%

(1)
Based on 5,690,000 shares of common stock issued and outstanding as of December 31, 2008.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Mr. Hall is a former director and officer

Future Changes in Control

We are unaware of any contract or other arrangement, the operation of which may, at a subsequent date, result in a change in control of our company.

Item 13.                 Certain Relationships and Related Transactions.

Other than as described under the heading "Executive Compensation", or as set forth below, there are no material transactions with any of our directors, officer or control person that have occurred during the last fiscal year.

Item 14.                 Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by LBB & Associates Ltd., LLP for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-K for  each of the fiscal years ended December 31, 2008 and 2007 were  $11,500 and $7,900 respectively.

Audit Related Fees

For the fiscal years ended December 31, 2008 and 2007, the aggregate fees billed for assurance and related services LBB & Associates Ltd., LLP relating to the performance  of the audit of our financial statements which are not by reported under the caption "Audit Fees" above, were $4,450 and $0,respectively.

Tax Fees

For the fiscal year ended December 31, , the aggregate fees billed by LBB & Associates Ltd., LLP for other non-audit professional services, other than those services listed above, totalled $0.

We do not use LBB & Associates Ltd., LLP for financial information system design and implementation.  These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers.  We do not engage LBB & Associates Ltd., LLP to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before LBB & Associates Ltd., LLP is engaged by us to render any auditing or permitted non-audit related service, the engagement be:
•	approved by our audit committee (which consists of entire Board of Directors); or
•
entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

The audit committee pre-approves all services provided by our independent auditors.  The pre-approval process has just been implemented in response to the new rules, and therefore, the audit committee does not have records of what percentage of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the audit committee either before or after the respective services were rendered.

The audit committee has considered the nature and amount of fees billed by LBB & Associates Ltd., LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining LBB & Associates Ltd., LLP's independence.

Item 15.                 Exhibits.

Exhibit Number and Exhibit Title

(3)	Charter and By-laws
3.1	Articles of Incorporation (incorporated by reference from our S-1 Registration Statement filed August 13, 2008).
3.2	Bylaws (incorporated by reference from our SB-2 Registration Statement filed August 13, 2008).
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics
(31)	Section 302 Certification
31.1	Certification of Greg Curson
(32)	Section 906 Certification
32.1	Certification of Greg Curson

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ayers Exploration Inc.

By:      /s/ Greg Curson
Greg Curson, President, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date:  March 31, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Greg Curson
Greg Curson	President, Secretary and Treasurer	March 31, 2009