Form 10-Q
period 2009-03-31
AYERS EXPLORATION INC.
filed 2009-05-13
CIK 1438660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  March 31, 2009

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

Transitional Small Business Disclosure Format (Check one):   Yes [   ];   No [X].

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .  Yes [ X] No [ ]

PART I

Item 1.                 Financial Statements

AYERS EXPLORATION INC.
(An Exploration Stage Company)
BALANCE SHEETS

	March 31, 2009 $ (Unaudited)	December 31, 2008 $
ASSETS

CURRENT ASSETS

Cash	27,375	32,004

Total Current Assets	27,375	32,004

Mineral property interest	2,000	2,000

Total Assets	29,375	34,004

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES

CURRENT LIABILITIES

Accounts payable and accrued liabilities	6,000	1,950
Due to related party	2,000	2,000

Total Current Liabilities	8,000	3,950

Total Liabilities	8,000	3,950

SHAREHOLDERS’ EQUITY

Common stock, $.001 par value, 30,000,000 shares authorized, 5,690,000 shares issued and outstanding	5,690	5,690
Additional paid in capital	50,310	50,310
Deficit accumulated during the exploration stage	(34,625)	(25,946)

Total Stockholders’ Equity	21,375	30,054

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	29,375	34,004

The accompanying notes are an integral part of these financial statements

AYERS EXPLORATION INC.
 (An Exploration Stage Company)
STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2009 and 2008
and Period from February 10, 2006 (Inception) through March 31, 2009

	Three Months Ended March 31, 2009 $ (Unaudited)	Three Months Ended March 31, 2008 $ (Unaudited)	February 10, 2006 (Inception) to March 31, 2009 $ (Unaudited)
EXPENSES

General and administrative	8,679	67	36,119

Total Expenses	8,679	67	36,119

OTHER INCOME

Interest income	-	19	1,494

Total Other Income	-	19	1,494

NET LOSS	(8,679)	(48)	(34,625)

NET LOSS PER SHARE: BASIC AND DILUTED	(0.00)	(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	5,690,000	5,690,000

The accompanying notes are an integral part of these financial statements

AYERS EXPLORATION INC.
 (An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2009 and 2008
and Period from February 10, 2006 (Inception) through March 31, 2009

	Three Months Ended March 31, 2009 $ (Unaudited)	Three Months Ended March 31, 2008 $ (Unaudited)	February 10, 2006 (Inception) to March 31, 2009 $ (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(8,679)	(48)	(34,625)

Changes in operating assets and liabilities:
Prepaid expenses		(1,918)
Accounts payable and accrued liabilities	4,050	(1,112)	6,000

Net Cash Used in Operating Activities	(4,629)	(3,078)	(28,625)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	–	_	2,000
Cash received from sale of common stock	–	–	54,000

Net Cash Provided By Financing Activities	–	–	56,000

NET INCREASE (DECREASE) IN CASH	(4,629)	(3,078)	27,375

CASH – BEGINNING	32,004	55,377	–

CASH – ENDING	27,375	52,299	27,375

Supplemental Cash Flow Information:

Cash paid for:
Interest	–	–	–
Income taxes	–	–	–

Non-cash transactions:
Stock issued for mineral property interest	–	-	2,000

The accompanying notes are an integral part of these financial statements

AYERS EXPLORATION INC.
 (An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Ayers Exploration Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2008 as reported in Form 10-K, have been omitted.

Item 2. Management's Discussion and Analysis and Plan of Operation.

FORWARD-LOOKING STATEMENTS

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

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending March 31, 2010.

Employees

Currently there are no full time or part-time employees of our company (other than our director and officer who, at present, has not signed employment or consulting agreements with us). We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officer or directors). We do and will continue to outsource contract employment as needed. However, if we are successful in our initial and any subsequent drilling programs we may retain additional employees.

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending March 31, 2010.

Exploration Program

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

Phase 1, will include data acquisition, compilation, review and confirmation sampling, budgeted as follows:

Data Acquisition, review and compilation:	$10,000
X-Ray diffraction assessment:	6,000
Geochemical analyses-100 samples:	2,500
Travel expenses-accommodation, board:	1,000
Vehicle Rental-14 days:	1,400
Airfare-Sydney to Sheldon, return:	750
Field Supplies, communications:	1,250
Report preparation, result compilation:	2,000
Miscellaneous:	400
Total:	25,300

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

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending March 31, 2010.

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending March 31, 2010.

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

Three Months Ended March 31, 2009

 During the three months ended March 31, 2009, operating expenses totalled $8,679, and we experienced a net loss of $8,679 against no revenues. During the three months ended March 31, 2008, operating expenses totalled $67, and we experienced a net loss of $48 against no revenues. From inception to March 31, 2009, our operating expenses total $36,119 and we experienced a net loss of $34,625.

Financial Condition, Liquidity and Capital Resources

Since inception on February 10, 2006, we have been engaged in exploration and acquisition of mineral properties. Our principal capital resources have been acquired through  the issuance of common stock.

At March 31, 2009 we had a working capital of $19,375.

At March 31, 2009 our total assets of $29,375 which consists of  cash of $27,375 and mineral property interest of $2,000. This compares with our assets at December 31, 2008 of $34,004 which consisted of cash of $32,004 and mineral property interest of $2,000.

At March 31,2009 our total liabilities were $8,000, compared to our liabilities of $3,950 as at December 31, 2008.

We have had no revenues from inception. We currently have sufficient funding to complete Phase 1 of our exploration program.

We have no external sources of liquidity in the form of credit lines from banks. Based on the plan of operation described below, management believes that our available cash will not be sufficient to fund our immediate working capital requirements for the next 12 months.

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

Going Concern

Due to our being an exploration stage company and having generated no revenues since inception, in their report on the audited financial statements for the year ended December 31, 2008, our auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.  Those financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

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

We have historically incurred losses, and through March 31, 2009  have incurred losses of $34,625 from our inception.   We intend to raise additional working capital through a private placement.

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

Our independent accountant's report to our audited financial statements for the period ended March 31, 2009 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations and our dependence upon adequate financing to pay our liabilities.  If we are not able to continue as a going concern, it is likely investors will lose their investments.

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

Our current operating funds are less than necessary to complete all intended exploration of the property, and therefore we will need to obtain additional financing in order to complete our business plan.  As of March 31, 2009 we had cash in the amount of $27,375. We currently have minimal operations and we have no income.

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

Although we are preparing to commence exploration on the property in the summer of 2009, we have not yet commenced exploration on the property.  Accordingly, we have no way to evaluate the likelihood that our business will be successful.  We were incorporated on February 10, 2006 and have been involved primarily in organizational activities and the acquisition of our mineral property.  We have not earned any revenues as of the date of this prospectus.

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

Item 3.                 Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being April 30, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Secretary. Based upon that evaluation, our company's President along with our company's Secretary concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Secretary as appropriate, to allow timely decisions regarding required disclosure.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits Required by Item 601 of Regulation S-B.

Exhibit Number/Description

(3) Charter and By-laws

3.1 Articles of Incorporation (incorporated by reference to the Company's S-! Registration Statement filed August13, 2008).

3.2 Bylaws (incorporated by reference to the Company's S-1 Registration Statement filed August 13, 2008).

(14) Code of Ethics

14.1 Code of Business Conduct and Ethics

(31) Section 302 Certification

31.1 Certification of Greg Curson

(32) Section 906 Certification

32.1 Certification of Greg Curson

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AYERS EXPLORATION INC.

By: /s/ Greg Curson
Greg Curson President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: May 14, 2009