Form 10-Q
period 2009-06-30
AYERS EXPLORATION INC.
filed 2009-08-18
CIK 1438660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  June 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

5,690,000 common shares issued and outstanding as of August 14, 2009.

Transitional Small Business Disclosure Format (Check one):   Yes [   ];   No [X].

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .  Yes [ X] No [ ]

PART I

Item 1.                 Financial Statements

AYERS EXPLORATION INC.
(An Exploration Stage Company)
BALANCE SHEETS

	June 30, 2009 $ (Unaudited)	December 31, 2008 $
ASSETS

CURRENT ASSETS

Cash	19,794	32,004

Total Current Assets	19,794	32,004

Mineral property interest	2,000	2,000

Total Assets	21,794	34,004

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES

CURRENT LIABILITIES

Accounts payable and accrued liabilities	2,780	1,950
Due to related party	2,000	2,000
Total Current Liabilities	4,780	3,950
Total Liabilities	4,780	3,950

SHAREHOLDERS’ EQUITY

Common stock, $.001 par value, 30,000,000 shares authorized, 5,690,000 shares issued and outstanding	5,690	5,690
Additional paid in capital	50,310	50,310
Deficit accumulated during the development stage	(38,986)	(25,946)

Total Stockholders’ Equity	17,014	30,054

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	21,794	34,004

The accompanying notes are an integral part of these financial statements

AYERS EXPLORATION INC.
 (An Exploration Stage Company)
STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 2009 and 2008
and Period from February 10, 2006 (Inception) through June 30, 2009
(Unaudited)

	Three Months Ended June 30, 2009 $	Three Months Ended June 30, 2008 $	Six Months Ended June 30, 2009 $	Six Months Ended June 30, 2008 $	February 10, 2006 (Inception) to June 30, 2009 $
EXPENSES

General and administrative	4,361	6,665	13,040	6,732	40,480

Total expenses	4,361	6,665	13,040	6,732	40,480

OTHER INCOME

Interest income	-	9	-	28	1,494

Total other income	-	9	-	28	1,494

NET LOSS	(4,361)	(6,656)	(13,040)	(6,704)	(38,986)

NET LOSS PER SHARE: BASIC AND DILUTED	(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	5,690,000	5,690,000	5,690,000	5,690,000

The accompanying notes are an integral part of these financial statements

AYERS EXPLORATION INC.
 (An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2009 and 2008
and Period from February 10, 2006 (Inception) through June 30, 2009
(Unaudited)

	Six Months Ended June, 2009 $	Six Months Ended June 30, 2008 $	February 10, 2006 (Inception) to March 31, 2009 $

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(13,040)	(6,704)	(38,986)

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	830	(362)	2,780

Net Cash Used in Operating Activities	(12,210)	(7,066)	(36,206)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related party	–	–	2,000
Cash received from sale of common stock	–	–	54,000

Net Cash Provided by Financing Activities	–	–	56,000

NET INCREASE (DECREASE) IN CASH	(12,210)	(7,066)	19,794

CASH – BEGINNING	32,004	(55,377)	–

CASH – ENDING	19,794	48,311	19,794

Supplemental Cash Flow Information:

Cash paid for:
Interest	–	–	–
Income taxes	–	–	–

Non-cash transactions:
Stock issued for mineral property interest	–	–	2,000

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

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending June 30, 2010.

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending June 30, 2010.

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

Phase 1 will take about 3 months and cost approximately $25,000. We currently do not have adequate capital to complete the various stages of Phase 1.

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

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending June 30, 2010.

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending June 30, 2010.

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

Three and Six Months Ended June 30, 2008 and 2009

During the three months ended June 30, 2008, operating expenses totalled $6,665, and we experienced a net loss of $6,656 against no revenues. During the three months ended June 30, 2009, operating expenses totalled $4,361, and we experienced a net loss of $4,361 against no revenues.

During the six months ended June 30, 2008, operating expenses totalled $6,732, and we experienced a net loss of $6,704 against no revenues. During the six months ended June 30, 2009, operating expenses totalled $13,040, and we experienced a net loss of $13,040 against no revenues. From inception to June 30, 2009, our operating expenses total $40,480 and we experienced a net loss of $38,986.

Financial Condition, Liquidity and Capital Resources

Since inception on February 10, 2006, we have been engaged in exploration and acquisition of mineral properties. Our principal capital resources have been acquired through  the issuance of common stock.

At June 30, 2009 we had a working capital of $15,014.

At June 30, 2009 our total assets of $21,794 which consists of  cash of $19,794 and mineral property interest of $2,000. This compares with our assets at December 31, 2008 of $34,004 which consisted of cash of $32,004 and mineral property interest of $2,000.

At June 30,2009 our total liabilities were $4,780, compared to our liabilities of $3,950 as at December 31, 2008.

We have had no revenues from inception. We currently do not have sufficient funding to complete Phase 1 of our exploration program.

We have no external sources of liquidity in the form of credit lines from banks. Based on the plan of operation described below, management believes that our available cash will not be sufficient to fund our immediate working capital requirements for the next 12 months.

Plan of Operations

Cash Requirements

For the next 12 months we plan to expend a total of approximately $45,000 in respect of our mineral properties and administrative expenses.  We currently do not have enough to complete Phase 1 of our exploration program.

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

Going Concern

Due to our being an exploration stage company and having generated no revenues since inception, in the  financial statements for the year ended December 31, 2008, we included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.  Our  financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

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

We have historically incurred losses, and through June 30, 2009  have incurred losses of $38,986 from our inception.   We intend to raise additional working capital through a private placement.

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

Our independent accountant's report to our audited financial statements for the period ended June 30, 2009 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations and our dependence upon adequate financing to pay our liabilities.  If we are not able to continue as a going concern, it is likely investors will lose their investments.

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

Our current operating funds are less than necessary to complete all intended exploration of the property, and therefore we will need to obtain additional financing in order to complete our business plan.  As of June 30, 2009 we had cash in the amount of $19,794. We currently have minimal operations and we have no income.

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

There have been no changes in our company's internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Date: August 18, 2009