Form 10-Q
period 2009-09-30
AYERS EXPLORATION INC.
filed 2009-11-16
CIK 1438660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  September 30, 2009

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

5,690,000 common shares issued and outstanding as of November 14, 2009.

Transitional Small Business Disclosure Format (Check one):   Yes [   ];   No [X].

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .  Yes [ X] No [ ]

PART I

Item 1.                 Financial Statements
AYERS EXPLORATION INC.
(An Exploration Stage Company)
BALANCE SHEETS

	September 30, 2009 $ (Unaudited)	December 31, 2008 $

ASSETS

CURRENT ASSETS

Cash	18,119	32,004

Total Current Assets	18,119	32,004

Mineral property interest	2,000	2,000

Total Assets	20,119	34,004

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES

CURRENT LIABILITIES

Accounts payable and accrued liabilities	3,150	1,950
Due to related party	2,000	2,000

Total Current Liabilities	5,150	3,950

Total Liabilities	5,150	3,950

SHAREHOLDERS’ EQUITY

Common stock, $.001 par value, 30,000,000 shares authorized, 5,690,000 shares issued and outstanding	5,690	5,690
Additional paid in capital	50,310	50,310
Deficit accumulated during the development stage	(41,031)	(25,946)

Total Shareholders’ Equity	14,969	30,054

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	20,119	34,004

The accompanying notes are an integral part of these financial statements

AYERS EXPLORATION INC.
 (An Exploration Stage Company)
STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 2009 and 2008
and Period from February 10, 2006 (Inception) through September 30, 2009
(Unaudited)

	Three Months Ended September 30, 2009 $	Three Months Ended September 30, 2008 $	Nine Months Ended September 30, 2009 $	Nine Months Ended September 30, 2008 $	February 10, 2006 (Inception) to September 30, 2009 $

EXPENSES

General and administrative	2,045	11,962	15,085	18,693	42,525

Total expenses	2,045	11,962	15,085	18,693	42,525

OTHER INCOME

Interest income	-	11	-	39	1,494

Total other income	-	11	-	39	1,494

NET LOSS	(2,045)	(11,951)	(15,085)	(18,654)	(41,031)

NET LOSS PER SHARE: BASIC AND DILUTED	(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	5,690,000	5,690,000	5,690,000	5,690,000

The accompanying notes are an integral part of these financial statements

AYERS EXPLORATION INC.
 (An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2009 and 2008
and Period from February 10, 2006 (Inception) through September 30, 2009
(Unaudited)

	Nine Months Ended September 30, 2009 $	Nine Months Ended September 30, 2008 $	February 10, 2006 (Inception) to September 30, 2009 $

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(15,085)	(18,654)	(41,031)

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	1,200	338	3,150

Net Cash Used in Operating Activities	(13,885)	(18,316)	(37,881)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related party	–	–	2,000
Cash received from sale of common stock	–	–	54,000

Net Cash Provided by Financing Activities	–	–	56,000

NET INCREASE (DECREASE) IN CASH	(13,885)	(18,316)	18,119

CASH – BEGINNING	32,004	55,377	–

CASH – ENDING	18,119	37,061	18,119

Supplemental Cash Flow Information:

Cash paid for:
Interest	–	–	–
Income taxes	–	–	–

Non-cash transactions:
Stock issued for mineral property interest	–	–	2,000

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

The Company has evaluated subsequent events for recognition or disclosure through the date these financial statements were available to be issued, November 14, 2009.

NOTE 2- SUBSEQUENT EVENT

On October 27, 2009, the Company entered into a Property Option Agreement with Wilpena Resources Ltd. Pty. Under the terms of the agreement, the Company has received an exclusive option to acquire an undivided 100% interest in the mining claim known as the Wilpena Property situated in central Queensland, Australia. In consideration of the option, the Company has issued 45,000 common shares to Wilpena Resources Ltd. Pty. In addition the Company will incur expenditures or make cash payments to Wilpena Resources for any shortfall in the amounts of $25,000 by April 27, 2010 and an additional $50,000 before October 27, 2010.  The Company will also be required to pay a net smelter royalty return of up to 2% upon commercial production of the property and a $20,000 cash or share payment on the six month anniversary of commercial production.

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

On October 27, 2009, we entered into a Property Option Agreement with Wilpena Resources Ltd. Pty. Under the terms of the agreement, we have received an exclusive option to acquire an undivided 100% interest in the mining claim known as the Wilpena Property situated in central Queensland, Australia. In consideration of the option, we have issued 45,000 common shares to Wilpena Resources Ltd. Pty. In addition we will incur expenditures or make cash payments to Wilpena Resources for any shortfall in the amounts of $25,000 by April 27, 2010 and an additional $50,000 before October 27, 2010.

Product Research and Development

Our business plan is focused on the long-term exploration and development of our mineral properties.

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending September 30, 2010.

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending September 30, 2010.

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

Argillite: is a fine-grained sedimentary rock composed predominantly of indurated clay particle.

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

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending September 30, 2010.

On October 27, 2009, we entered into a Property Option Agreement with Wilpena Resources Ltd. Pty. Under the terms of the agreement, we have received an exclusive option to acquire an undivided 100% interest in the mining claim known as the Wilpena Property situated in central Queensland, Australia. In consideration of the option, we have issued 45,000 common shares to Wilpena Resources Ltd. Pty. In addition we will incur expenditures or make cash payments to Wilpena Resources for any shortfall in the amounts of $25,000 by April 27, 2010 and an additional $50,000 before October 27, 2010.

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

Three and Nine Months Ended September 30, 2008 and 2009

 During the three months ended September 30, 2008, operating expenses totalled $11,962, and we experienced a net loss of $11,951 against no revenues. During the three months ended September 30, 2009, operating expenses totalled $2,045, and we experienced a net loss of $2,045 against no revenues.

During the nine months ended September 30, 2008, operating expenses totalled $18,693, and we experienced a net loss of $18,654 against no revenues. During the nine months ended September 30, 2009, operating expenses totalled $15,085, and we experienced a net loss of $15,085 against no revenues. From inception to September 30, 2009, our operating expenses total $42,525 and we experienced a net loss of $41,031.

Financial Condition, Liquidity and Capital Resources

Since inception on February 10, 2006, we have been engaged in exploration and acquisition of mineral properties. Our principal capital resources have been acquired through  the issuance of common stock.

At September 30, 2009 we had a working capital of $12,969.

At September 30, 2009 our total assets of $20,119 which consists of  cash of $18,119 and mineral property interest of $2,000. This compares with our assets at December 31, 2008 of $34,004 which consisted of cash of $32,004 and mineral property interest of $2,000.

At September 30,2009 our total liabilities were $5,150, compared to our liabilities of $3,950 as at December 31, 2008.

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

Plan of Operations

Cash Requirements

For the next 12 months we plan to expend a total of approximately $120,000 in respect of our mineral properties and administrative expenses.  We currently do not have enough to complete Phase 1 of our exploration program.

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

Over the next twelve months we intend to use all available funds to expand on the exploration and development of our mineral properties, as follows:

Estimated Funding Required During the Next Twelve Months

Operations
Wilpena Property costs Working Capital	$75,000 $10,000
Phase 1 exploration	$25,300
General and Administrative	$10,000
Total	$120,300

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

We have historically incurred losses, and through September 30, 2009  have incurred losses of $41,031 from our inception.   We intend to raise additional working capital through a private placement.

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

Our current operating funds are less than necessary to complete all intended exploration of the property, and therefore we will need to obtain additional financing in order to complete our business plan.  As of September 30, 2009 we had cash in the amount of $18,119. We currently have minimal operations and we have no income.

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

Although we are preparing to commence exploration on the property in the spring of 2010, we have not yet commenced exploration on the property.  Accordingly, we have no way to evaluate the likelihood that our business will be successful.  We were incorporated on February 10, 2006 and have been involved primarily in organizational activities and the acquisition of our mineral property.  We have not earned any revenues as of the date of this prospectus.

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

We plan to continue to source exploration mineral claims. The search for valuable minerals as a business is extremely risky. We can provide investors with no assurance that additional exploration on our properties will establish that additional commercially exploitable reserves of clay soil exist on our properties. Problems such as unusual or unexpected geological formations or other variable conditions are involved in exploration and often result in exploration efforts being unsuccessful. The additional potential problems include, but are not limited to, unanticipated problems relating to exploration and attendant additional costs and expenses that may exceed current estimates. These risks may result in us being unable to establish the presence of additional commercial quantities of ore on our mineral claims with the result that our ability to fund future exploration activities may be impeded.

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

Date: November 14, 2009