Form 10-K
period 2009-12-31
AYERS EXPLORATION INC.
filed 2010-04-14
CIK 1438660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2009

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

6,060,000 common shares issued and outstanding as of March 31, 2010.

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

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending December 31, 2010.

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending December 31, 2010.

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

Our independent registered public accounting firm’s  report to our audited financial statements for the period ended December 31, 2009 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations and our dependence upon adequate financing to pay our liabilities.  If we are not able to continue as a going concern, it is likely investors will lose their investments.

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

Our current operating funds are less than necessary to complete all intended exploration of the property, and therefore we will need to obtain additional financing in order to complete our business plan.  As of December 31, 2009 we had cash in the amount of $13,229. We currently have minimal operations and we have no income.

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

Although we were preparing to commence exploration on the property in the summer of 2008, we have not yet commenced exploration on the property.  Accordingly, we have no way to evaluate the likelihood that our business will be successful.  We were incorporated on February 10, 2006 and have been involved primarily in organizational activities and the acquisition of our mineral property.  We have not earned any revenues as of the date of this prospectus.

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

We have no known mineral clay reserves. We have not identified any significant clay soil on the mineral claims and we cannot guarantee that we will ever find any clay soil. The report we reviewed in selecting the mineral claims for exploration are old and may be out of date. Even if we find that there is clay soil on our mineral claims, we cannot guarantee that we will be able to recover the clay soil. If we cannot find clay soil or it is not economical to recover the clay soil, we will have to cease operations.

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

Item 4.  Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31, 2009 .

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

There is currently no market for our common stock.

As of December 31, 2009 there were 39 shareholders and 5,735,000 shares outstanding.

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

Recent Sales of Unregistered Securities

The Company has requested and received, an advance(s) pursuant to the Financing Agreement in the amount of $50,000 in exchange for the issuance of 250,000 common shares. The offer and sale of the shares, occurred outside of the United States.

In addition, on March 5th, 2010 we received subscription proceeds of $15,000 from Greg Curson, our President.  Mr. Curson was issued 75,000 common shares of the Company.

We issued the securities detailed above to non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

Equity Compensation Plan Information

We currently do not have any stock option or equity plans.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management's Discussion and Analysis or Plan of Operation.

Overview

You should read the following discussion of our financial condition and results of operations together with the audited financial statements and the notes to  audited financial statements included elsewhere in this filing prepared in accordance with accounting principles generally accepted in the United States.  This discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those anticipated in these forward-looking statements.

Plan of Operations

Cash Requirements

For the next 12 months we plan to expend a total of approximately $45,000 in respect of our mineral properties.  We currently have enough to complete part of Phase 1 of our exploration program.

We estimate that we will expend approximately $10,000 on general and administrative expenses over the next 12 months generated from our allotted working capital of approximately $30,000.

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

Over the next twelve months we intend to use all available funds to expand on the exploration and development of our mineral properties, as follows:

Estimated Funding Required During the Next Twelve Months

Operations
Working Capital	$30,000
Phase 1 exploration	$25,300
General and Administrative	$10,000

Total	$65,300

Financial Condition, Liquidity and Capital Resources

Since inception on February 10, 2006, we have been engaged in exploration and acquisition of mineral properties. Our principal capital resources have been acquired through  the issuance of common stock.

At December 31, 2009 we had a working capital of $9,204.

At December 31, 2009 our total assets of $19,729 which consists of  cash of $13,229 and mineral property interest of $6,500. This compares with our assets at December 31, 2008 of $34,004 which consisted of cash of $32,004 and mineral property interest of $2,000.

At December 31,2009, our total liabilities were $4,025, compared to our liabilities of $3,950 as at December 31, 2008.

We have had no revenues from inception. We currently have sufficient funding to complete various stages of Phase 1 of our exploration program.

Results of Operations.

We posted losses of $18,850 for the year ending December 31, 2009, losses of $23,711 for the year ended December 31, 2008, and losses of $44,796 since inception to December 31, 2009. The principal component of the loss was for  general and administrative expenses.

Product Research and Development

Our business plan is focused on the long-term exploration and development of our mineral properties.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending December 31, 2010.

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

Going Concern

Due to our being a exploration stage company and not having generated revenues, in the  financial statements for the year ended December 31, 2009, our independent registered public accountant included an explanatory paragraph regarding concerns about our ability to continue as a going concern.  Our  financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

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

We have historically incurred losses, and through December 31, 2009  have incurred losses of $44,796 from our inception.   During  this period, we have successfully raised $54,000 from our  S-1 offering. Because of these historical losses, we will require additional working capital to develop our business operations.

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

The following  financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm, dated April 8, 2010.

Balance Sheets as at December 31, 2009 and 2008.

Statements of Operations for each of the years ended December 31, 2009 and 2008 and for the period from February 10, 2006 (inception) through December 31, 2009.

Statements of Cash Flows for each of the years ended December 31, 2009 and 2008 and for the period from February 10,  2006 (inception) through December 31, 2009.

Statements of Shareholders' Equity for the period from February 10, 2006 (inception) through December 31, 2009.

Notes to the Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Ayers Exploration Inc.
(An Exploration Stage Company)
Mosman, Sydney Australia

We have audited the accompanying balance sheets of Ayers Exploration Inc. (the “Company”) as of December 31, 2009 and 2008, and the related statements of operations, stockholders' equity, and cash flows for each of the years then ended and for the period from February 10, 2006 (inception) through December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ayers Exploration Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years then ended and for the period from February 10, 2006 (inception) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2010 raise substantial doubt about its ability to continue as a going concern. The 2009 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP

Houston, Texas
April 8, 2010

AYERS EXPLORATION INC.
(An Exploration Stage Company)

BALANCE SHEETS

	December 31, 2009 $	December 31, 2008 $

ASSETS

CURRENT ASSETS

Cash	13,229	32,004

Total Current Assets	13,229	32,004

Mineral property interest	6,500	2,000

Total Assets	19,729	34,004

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES

CURRENT LIABILITIES

Accounts payable and accrued liabilities	2,025	1,950
Due to related party	2,000	2,000

Total Current Liabilities	4,025	3,950

Total Liabilities	4,025	3,950
Commitments

STOCKHOLDERS’ EQUITY

Common stock, $.001 par value, 30,000,000 shares authorized, 5,735,000 and 5,690,000 shares issued and outstanding respectively at December 31, 2009 and 2008	5,735	5,690
Additional paid in capital	54,765	50,310
Deficit accumulated during the exploration stage	(44,796)	(25,946)

Total Stockholders’ Equity	15,704	30,054

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	19,729	34,004

The accompanying notes are an integral part of these financial statements

AYERS EXPLORATION INC.
 (An Exploration Stage Company)
STATEMENTS OF OPERATIONS

	Year Ended December 31, 2009 $	Year Ended December 31, 2008 $	February 10, 2006 (Inception) to December 31, 2009 $

EXPENSES

General and administrative	18,850	23,758	46,290

Total Expenses	18,850	23,758	46,290

OTHER INCOME

Interest income	-	47	1,494

Total Other Income	-	47	1,494

NET LOSS	(18,850)	(23,711)	(44,796)

NET PROFIT (LOSS) PER SHARE: BASIC AND DILUTED	(0.00)	(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	5,698,014	5,690,000

The accompanying notes are an integral part of these financial statements

AYERS EXPLORATION INC.
 (An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2009 $	Year ended December 31, 2008 $	February 10, 2006 (Inception) to December 31, 2009 $

CASH FLOWS USED IN OPERATING ACTIVITIES

Net profit (loss)	(18,850)	(23,711)	(44,796)

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	75	338	2,025

Net Cash Used in Operating Activities	(18,775)	(23,373)	(42,771)

CASH FLOWS FROM FINANCING ACTIVITIES Cash received from amounts due to related parties	–	–	2,000

Cash received from sale of common stock	–	–	54,000

Net Cash From Financing Activities	–	–	56,000

NET INCREASE (DECREASE) IN CASH	(18,775)	(23,373)	13,229

CASH – BEGINNING	32,004	55,377	–

CASH – ENDING	13,229	32,004	13,229

Supplemental Cash Flow Information:

Cash paid for:
Interest	–	–	–
Income taxes	–	–	–

Non-cash transactions:
Stock issued for mineral property interest	4,500	–	6,500

The accompanying notes are an integral part of these financial statements

AYERS EXPLORATION INC.
 (An Exploration Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY
Period from February 10, 2006 (Inception) through December 31, 2009

	Common stock
	Shares	Amount $	Additional paid-in capital $	Deficit Accumulated during the exploration stage $	Total $
Issuance of common stock for cash	5,490,000	5,490	48,510	–	54,000
Issuance of common stock for mineral property interest acquisition	200,000	200	1,800	–	2,000
Net profit	–	–	–	(114)	(114)
Balance, December 31, 2006	5,690,000	5,690	50,310	(114)	55,886
Net loss	–	–	–	(2,121)	(2,121)
Balance, December 31, 2007	5,690,000	5,690	50,310	(2,235)	53,765
Net loss	–	–	–	(23,711)	(23,711)
Balance, December 31, 2008	5,690,000	5,690	50,310	(25,946)	30,054
Issuance of common stock for mineral property interest acquisition	45,000	45	4,455	–	4,500
Net loss	–	–	–	(18,850)	(18,850)
Balance, December 31, 2009	5,735,000	5,735	54,765	(44,796)	15,704

The accompanying notes are an integral part of these financial statements

AYERS EXPLORATION INC.
 (An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 1 – NATURE OF BUSINESS AND GOING CONCERN

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

The Company has evaluated subsequent events for recognition or disclosure through the date these financial statements were issued.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Exploration Stage Company

The Company complies with Accounting Standards Certification 915, (“ASC 915”) ‘‘Accounting and Reporting by Development Stage Enterprises’’ in its characterization of the Company as an exploration stage enterprise.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original purchase maturity of three months or less when purchased to be cash equivalents.

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

Mineral Interests

Mineral property acquisition costs are capitalized in accordance with ASC 932 Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. To date the Company has not established any reserves on its mineral properties.

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with ASC 830, ‘‘Foreign Currency Translation’’, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at the exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

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

Mt. Cotton Property

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

If and when the Option has been exercised, a 100% undivided right, title and interest in and to the Property will vest in the Company. The Option is still in good standing.

Wilpena Property

On October 27, 2009 Company entered into a Property Option Agreement with Wilpena Resources Ltd. Pty., which grants the Company exclusive option to acquire an undivided 100% interest in the mining claim known as the Wilpena Property situated in central Queensland, Australia. To exercise the option the Company:

(1)	Issues 45,000 common shares of the Company to Wilpena Resources Ltd. Pty. (issued);
(2)	Will incur expenditures or make cash payments to Wilpena Resources for any shortfall in the amounts of $25,000 by April 27, 2010 and an additional $50,000 before October 27, 2010.
(3)	Will pay $20,000 to Wilpena Resources on the six month anniversary of the commencement of commercial production of the property.

NOTE 4 – DUE TO RELATED PARTY

During the year ended December 31, 2006 a director and shareholder of the company advanced the Company $2,000. The advance was in the normal course of operations, unsecured, non-interest bearing and due on demand. At December 31, 2009 no repayment was made to this director and the balance of $2,000 is owed to this director.

NOTE 5 – COMMON STOCK

At inception on February 10, 2006, the Company issued 2,000,000 shares of stock to its founding shareholder for $2,000 cash.

In July, 2006, the Company issued 200,000 common shares to Redpath as partial consideration for exercising a mining property option (Note 3), valued at $0.01 per share for total value of $2,000.

In July, 2006 the Company raised $33,000 cash from the sale of 3,300,000 common shares at $0.01 per share.

In September, 2006 the Company raised $19,000 cash from the sale of 190,000 common shares at $0.10 per share.

In October, 2009 the Company issued 45,000 common shares of the Company as partial consideration for the Wilpena Property Option Agreement (Note 3). The shares were valued at $4,500 at $0.10 per share based on price of the common shares issued in September, 2006.

NOTE 6 – INCOME TAXES

The Company follows ASC 740 "Income Taxes." Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry forwards. No net provision for refundable Federal income tax has been made in the accompanying statement of operations because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry forward has been recognized, as it is not deemed likely to be realized.

The provision for refundable Federal income tax consists of the following:

	December 31,	December 31,
	2009	2008
Refundable Federal income tax attributable to:
Current Operations	$6,400	$8,000
Less, Change in valuation allowance	(6,400)	(8,000)
Net refundable amount	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising the Company’s net deferred tax amount is as follows:

December 31,
2009
Deferred tax asset attributable to:
Net operating loss carryover	$15,200
Less, valuation allowance	(15,200)
Net deferred tax asset	$-

At December 31, 2009, the Company had an unused net operating loss carryover approximating $44,800 that is available to offset future taxable income, which expires beginning in 2026.

NOTE 7 – SUBSEQUENT EVENTS

On March 5, 2010 the Company received subscription proceeds of $15,000 from the President of the Company for 75,000 common shares of the Company at $0.20 per share.

On March 8, 2010 the Company  entered into a Share Issuance Agreement (the "Agreement") with SK Capital Corp., ("SK"), whereby the Company has the right to request that SK purchase up to $250,000 of the Company's securities  until  March 5, 2011,  unless  extended by either the Company or SK for an additional twelve (12) months.

Under the terms of the Agreement, the Company may from time to time request a purchase from SK up to $50,000 (each, an "Advance") per request for operating expenses, acquisitions, working capital and general corporate activities. Following receipt of any Advance the Company shall sell and issue SK common shares at a price of $0.20 per share.

The Company has requested and received an Advance from SK in the amount of $50,000 in exchange for the issuance of 250,000 common shares of the Company.

Effective January 15, 2010, Bruce Drury was elected director and appointed Vice-President Exploration of the Company.

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosure. As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, our principal executive and financial officers concluded that our disclosure controls and procedures are effective to ensure the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed and reported within the time periods specified in the SEC’s rules and forms.

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

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

None.

PART III

Item 10. Directors, Executive Officer, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICER, PROMOTERS AND CONTROL PERSONS

As at December 31, 2009, our directors and executive officers and control persons, their ages, positions held, and duration of such, are as follows:

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

On March 5, 2010 the Company received subscription proceeds of $15,000 from the President of the Company for 75,000 common shares of the Company at $0.20 per share.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officer and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.  Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2009 , all filing requirements applicable to its officer, directors and greater than ten percent beneficial owners were complied with.

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

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights to any officer, directors, consultants or employees of ours during the fiscal year ended December 31, 2009 .

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Values

There were no stock options outstanding as at December 31,2009 .

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended December 31, 2009 .

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as at December 31, 2009 certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officer.  Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)

Greg Curson 6 Harston Ave Sydney, Australia 2088	2,000,000 common shares	35%
Directors and Executive Officer as a Group	35%	35%

(1)
Based on 5,735,000 shares of common stock issued and outstanding as of December 31, 2009.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

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

Item 14.  Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by LBB & Associates Ltd., LLP for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-K for  each of the fiscal years ended December 31, 2009 and 2008 were  $6,000 and $11,500 respectively.

Audit Related Fees

For the fiscal years ended December 31, 2009 and 2008, the aggregate fees billed for assurance and related services LBB & Associates Ltd., LLP relating to the performance  of the audit of our financial statements which are not by reported under the caption "Audit Fees" above, were $4,950 and $4,450, respectively.

Tax Fees

For the fiscal year ended December 31, 2009, the aggregate fees billed by LBB & Associates Ltd., LLP for other non-audit professional services, other than those services listed above, totalled $0.

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

Item 15.  Exhibits.

Exhibit Number and Exhibit Title

(3)	Charter and By-laws
3.1	Articles of Incorporation (incorporated by reference from our S-1 Registration Statement filed August 13, 2008).
3.2	Bylaws (incorporated by reference from our SB-2 Registration Statement filed August 13, 2008).
(31)	Section 302 Certification
31.1	Certification of Greg Curson
(32)	Section 906 Certification
32.1	Certification of Greg Curson
32.2	Certification of Greg Curson

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ayers Exploration Inc.

By:
Greg Curson, President, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date:  March 31, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Greg Curson	President, Secretary and Treasurer	March 31, 2010