Form 10-Q
period 2010-03-31
AYERS EXPLORATION INC.
filed 2010-05-17
CIK 1438660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  March 31, 2010

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

There is no public trading market for our common shares in the United States or elsewhere. Based on the last sale price of our shares of $0.20, our aggregate market value is $1,203,000.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

6,060,000 common shares issued and outstanding as of May 14, 2010.

Transitional Small Business Disclosure Format (Check one):   Yes [   ];   No [X].

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .  Yes [ X] No [ ]

AYERS EXPLORATION INC.
(An Exploration Stage Company)
BALANCE SHEETS

	March 31, 2010 $ (Unaudited)	December 31, 2009 $

ASSETS

CURRENT ASSETS

Cash	71,440	13,229

Total Current Assets	71,440	13,229

Mineral property interest	6,500	6,500

Total Assets	77,940	19,729

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES

CURRENT LIABILITIES

Accounts payable and accrued liabilities	5,355	2,025
Due to related party	2,000	2,000

Total Current Liabilities	7,355	4,025

Total Liabilities	7,355	4,025

SHAREHOLDERS’ EQUITY

Common stock, $.001 par value, 30,000,000 shares authorized, 6,060,000 shares issued and outstanding at March 31, 2010 and December 31, 2009	6,060	5,735
Additional paid in capital	119,440	54,765
Deficit accumulated during the exploration stage	(54,915)	(44,796)

Total Shareholders’ Equity	70,585	15,704

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	77,940	19,729

The accompanying notes are an integral part of these financial statements

AYERS EXPLORATION INC.
 (An Exploration Stage Company)
STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2010 and 2009
and Period from February 10, 2006 (Inception) through March 31, 2010
(Unaudited)

	Three Months Ended March 31, 2010 $	Three Months Ended March 31, 2009 $	February 10, 2006 (Inception) to March 31, 2010 $

EXPENSES

General and administrative	10,119	8,679	56,409

Total Expenses	10,119	8,679	56,409

OTHER INCOME

Interest income	-	-	1,494

Total Other Income	-	-	1,494

NET LOSS	(10,119)	(8,679)	(54,915)

NET PROFIT (LOSS) PER SHARE: BASIC AND DILUTED	(0.00)	(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	5,810,833	5,690,000

The accompanying notes are an integral part of these financial statements

AYERS EXPLORATION INC.
 (An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2010 and 2009
and Period from February 10, 2006 (Inception) through March 31, 2010
(Unaudited)

	Three Months Ended March 31, 2010 $	Three Months Ended March 31, 2009 $	February 10, 2006 (Inception) to March 31, 2010 $

CASH FLOWS USED IN OPERATING ACTIVITIES

Net profit (loss)	(10,119)	(8,679)	(54,915)

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	3,330	4,050	5,355

Net Cash Used in Operating Activities	(6,789)	(4,629)	(49,560)

CASH FLOWS FROM FINANCING ACTIVITIES Cash received from amounts due to related parties	–	–	2,000

Cash received from sale of common stock	65,000	–	119,000

Net Cash From Financing Activities	65,000	–	121,000

NET INCREASE (DECREASE) IN CASH	58,211	(4,629)	71,440

CASH – BEGINNING OF PERIOD	13,229	32,004	–

CASH – ENDING OF PERIOD	71,440	27,375	71,440

Supplemental Cash Flow Information:

Cash paid for:
Interest	–	–	–
Income taxes	–	–	–

Non-cash transactions:
Stock issued for mineral property interest	–	–	6,500

The accompanying notes are an integral part of these financial statements

AYERS EXPLORATION INC.
 (An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Ayers Exploration Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2009 as reported in Form 10-K, have been omitted.

NOTE 2 – MINING PROPERTY INTEREST

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

(i)       200,000 shares upon signing of this option agreement (issued); and

(ii)      200,000 shares upon commencement of commercial production (not issued).

If and when the Option has been exercised, a 100% undivided right, title and interest in and to the Property will vest in the Company. As of March 31, 2010 the Option was in good standing.

Wilpena Property

On October 27, 2009 Company entered into a Property Option Agreement with Wilpena Resources Ltd. Pty., which grants the Company exclusive option to acquire an undivided 100% interest in the mining claim known as the Wilpena Property situated in central Queensland, Australia. Consideration for exercising the options is as follows:

(1)	Issues 45,000 common shares of the Company to Wilpena Resources Ltd. Pty. (issued);
(2)
Incur expenditures or make cash payments to Wilpena Resources for any shortfall in the amounts of $25,000 by April 27, 2010 and an additional $50,000 before October 27, 2010. Wilpena Resources Ltd. Pty. has agreed to accept the April 27, 2010 payment in common stock of the Company at a price per share of $0.20.

NOTE 3 – DUE TO RELATED PARTY

During the year ended December 31, 2006 a director and shareholder of the company advanced the Company $2,000. The advance was in the normal course of operations, unsecured, non-interest bearing and due on demand. At March 31, 2010 no repayment was made to this director and the balance of $2,000 is owed to this director.

NOTE 4 – COMMON STOCK

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

In March, 2010 the Company requested and received an Advance from SK in the amount of $50,000 in exchange for 250,000 common shares of the Company.

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

(1)
On October 27, 2009, we entered into a Property Option Agreement with Wilpena Resources Ltd. Pty. Under the terms of the agreement, we have received an exclusive option to acquire an undivided 100% interest in the mining claim known as the Wilpena Property situated in central Queensland, Australia. In consideration of the option, we have issued 45,000 common shares to Wilpena Resources Ltd. Pty. In addition we will incur expenditures or make cash payments to Wilpena Resources for any shortfall in the amounts of $25,000 by April 27, 2010 and an additional $50,000 before October 27, 2010. Wilpena Resources Ltd. Pty. has agreed to accept the April 27, 2010 payment in common stock of the Company at a price per share of $0.20.

Product Research and Development

Our business plan is focused on the long-term exploration and development of our mineral properties.

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending March 31, 2011.

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending March 31, 2011.

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

Location and Access and Property Description

(1)	The Mt. Cotton Property consists of 5.4 acres located 25 miles west of Sheldon, Queensland, Australia.

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

Previous Work

The Mt. Cotton property was discovered in 2001 by Environmental & Licensing Professionals.  In 2001 Environmental & Licensing Professionals retained Earthtech Consultants (QLD) Pty Ltd to undertake geotechnical investigations on the Mt. Cotton Property.  The scope of the investigation was to identify the presence of mineral clay deposits and to provide assessment of the following:

	ground and subsurface conditions;
	plasticity and extent of any clay encountered;
	possible extraction difficulties (including groundwater and shallow rock);
	sampling of shallow soils for screening for the presence of acid sulphate soils; and
	limited sampling and testing of shallow soils from two locations, to screen for a range of common soil contaminants, and general inspection of the site for signs of recent surface contamination.

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

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending March 31, 2011.

(1)
On October 27, 2009, we entered into a Property Option Agreement with Wilpena Resources Ltd. Pty. Under the terms of the agreement, we have received an exclusive option to acquire an undivided 100% interest in the mining claim known as the Wilpena Property situated in central Queensland, Australia. In consideration of the option, we have issued 45,000 common shares to Wilpena Resources Ltd. Pty. In addition we will incur expenditures or make cash payments to Wilpena Resources for any shortfall in the amounts of $25,000 by April 27, 2010 and an additional $50,000 before October 27, 2010. Wilpena Resources Ltd. Pty. has agreed to accept the April 27, 2010 payment in common stock of the Company at a price per share of $0.20.

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

Three Months Ended March 31, 2009 and 2010

 During the three months ended March 31, 2009, operating expenses totalled $8,679, and we experienced a net loss of $8,679 against no revenues. During the three months ended March 31, 2010, operating expenses totalled $10,119, and we experienced a net loss of $10,119 against no revenues.

Financial Condition, Liquidity and Capital Resources

Since inception on February 10, 2006, we have been engaged in exploration and acquisition of mineral properties. Our principal capital resources have been acquired through the issuance of common stock.

At March 31, 2010 we had a working capital of $64,085.

At March 31, 2010 our total assets of $77,940 which consists of cash of $71,440 and mineral property interest of $6,500. This compares with our assets at December 31, 2009 of $19,729 which consisted of cash of $13,229 and mineral property interest of $6,500.

At March 31, 2010 our total liabilities were $7,355, compared to our liabilities of $4,025 as at December 31, 2009.

We have had no revenues from inception. We currently have sufficient funding to complete Phase 1 of our exploration program.

We have no external sources of liquidity in the form of credit lines from banks. Based on the plan of operation described below, management believes that our available cash will not be sufficient to fund our immediate working capital requirements for the next 12 months.

Plan of Operations

Cash Requirements

For the next 12 months we plan to expend a total of approximately $120,000 in respect of our mineral properties and administrative expenses.  We currently do not have enough to complete our twelve month exploration program.

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

Over the next twelve months we intend to use all available funds to expand on the exploration and development of our mineral properties, as follows:

Estimated Funding Required During the Next Twelve Months

Operations
Wilpena Property costs	$75,000
Working Capital	10,000
Phase 1 exploration	25,300
General and Administrative	10,000
Total	$120,300

Going Concern

Due to our being an exploration stage company and having generated no revenues since inception, in the  financial statements for the year ended December 31, 2009, our independent registered public accounting firm included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.  Our  financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

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

We have historically incurred losses, and through March 31, 2010  have incurred losses of $54,915 from our inception.   We intend to raise additional working capital through a private placement.

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

Our current operating funds are less than necessary to complete all intended exploration of the property, and therefore we will need to obtain additional financing in order to complete our business plan.  As of March 31, 2010 we had cash in the amount of $71,440. We currently have minimal operations and we have no income.

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

We have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

·	Our ability to locate a profitable mineral property;
·	Our ability to generate revenues; and
·	Our ability to reduce exploration costs.

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

Date: May14, 2010