Form 10-Q
period 2010-06-30
AYERS EXPLORATION INC.
filed 2010-08-13
CIK 1438660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly periodended  June 30, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number  000-1438660

AYERS EXPLORATION INC.
(Name of small business issuer in its charter)

Nevada	98-0608229
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#6 Harston Avenue, Mosman, Sydney Australia	2088
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (411) 199-319

Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered N/A

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

6,060,000 common shares issued and outstanding as of August 14, 2010.

Transitional Small Business Disclosure Format (Check one):   Yes [   ];   No [X].

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .  Yes [ X] No [ ]

AYERS EXPLORATION INC.
(An Exploration Stage Company)
BALANCE SHEETS

	June 30, 2010 $	December 31, 2009 $
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	59,461	13,229

Total Current Assets	59,461	13,229

Mineral property interest	6,500	6,500

Total Assets	65,961	19,729

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES

CURRENT LIABILITIES

Accounts payable and accrued liabilities	350	2,025
Due to related party	2,000	2,000

Total Current Liabilities	2,350	4,025

Total Liabilities	2,350	4,025

SHAREHOLDERS’ EQUITY

Common stock, $.001 par value, 30,000,000 shares authorized, 6,060,000 and 5,735,000 shares issued and outstanding respectively at June 30, 2010 and December 31, 2009	6,060	5,735
Additional paid in capital	144,440	54,765
Deficit accumulated during the exploration stage	(86,889)	(44,796)

Total Stockholders’ Equity	63,611	15,704

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	65,961	19,729

The accompanying notes are an integral part of these financial statements

AYERS EXPLORATION INC.
 (An Exploration Stage Company)
STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 2010 and 2009
and Period from February 10, 2006 (Inception) through June 30, 2010
(Unaudited)

	Three Months Ended June 30, 2010 $	Three Months Ended June 30, 2009 $	Six Months Ended June 30, 2010 $	Six Months Ended June 30, 2009 $	February 10, 2006 (Inception) to June 30, 2010 $

EXPENSES

General and administrative	6,974	4,361	17,093	13,040	63,383
Mineral exploration expense	25,000	-	25,000	-	25,000

Total expenses	31,974	4,361	42,093	13,040	88,383

OTHER INCOME

Interest income	-	-	-	-	1,494

Total other income	-	-	-	-	1,494

NET LOSS	(31,974)	(4,361)	(42,093)	(13,040)	(86,889)

NET LOSS PER SHARE: BASIC AND DILUTED	(0.01)	(0.00)	(0.01)	(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	6,060,000	5,690,000	5,936,105	5,690,000

The accompanying notes are an integral part of these financial statements

AYERS EXPLORATION INC.
 (An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2010 and 2009
and Period from February 10, 2006 (Inception) through June 30, 2010
(Unaudited)

	Six Months Ended June 30, 2010 $	Six Months Ended June 30, 2009 $	February 10, 2006 (Inception) to June 30, 2010 $

CASH FLOWS USED IN OPERATING ACTIVITIES

Net loss	(42,093)	(13,040)	(86,889)

Common shares issued for mineral exploration	25,000	-	25,000
Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	(1,675)	830	350

Net Cash Used in Operating Activities	(18,768)	(12,210)	(61,539)

CASH FLOWS FROM FINANCING ACTIVITIES Cash received from amounts due to related parties	–	–	2,000

Cash received from sale of common stock	65,000	–	119,000

Net Cash From Financing Activities	65,000	–	121,000

NET INCREASE (DECREASE) IN CASH	46,232	(12,210)	59,461

CASH – BEGINNING	13,229	32,004	–

CASH – ENDING	59,461	19,794	59,461

Supplemental Cash Flow Information:

Cash paid for:
Interest	–	–	–
Income taxes	–	–	–

Non-cash transactions:
Stock issued for mineral property interest	–	–	6,500

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

If and when the Option has been exercised, a 100% undivided right, title and interest in and to the Property will vest in the Company. As of June 30, 2010 the Option was in good standing.

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
(2)
Incur expenditures or make cash payments to Wilpena Resources for any shortfall in the amounts of $25,000 by April 27, 2010 and an additional $50,000 before October 27, 2010. Wilpena Resources Ltd. Pty. has agreed to accept the April 27, 2010 payment in common stock of the Company at a price per share of $0.20.  As of June 30, 2010 the shares were not issued.

NOTE 3 – DUE TO RELATED PARTY

During the year ended December 31, 2006 a director and shareholder of the company advanced the Company $2,000. The advance was in the normal course of operations, unsecured, non-interest bearing and due on demand. At June 30, 2010 no repayment was made to this director and the balance of $2,000 is owed to this director.

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

Item 2. Management's Discussion and Analysis and Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our", and "Ayers" mean Ayers Exploration Inc., unless otherwise indicated.

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

On October 27, 2009, we entered into a Property Option Agreement with Wilpena Resources Ltd. Pty. We have recently commenced exploration on the property.  Under the terms of the agreement, we have received an exclusive option to acquire an undivided 100% interest in the mining claim known as the Wilpena Property situated in central Queensland, Australia. In consideration of the option, we have issued 45,000 common shares to Wilpena Resources Ltd. Pty. In addition we will incur expenditures or make cash payments to Wilpena Resources for any shortfall in the amounts of $25,000 by April 27, 2010 and an additional $50,000 before October 27, 2010. Wilpena Resources Ltd. Pty. Has agreed to accept the April 27, 2010 payment in common stock of the Company at a price per share of $0.20.  As of June 30, 2010 the shares were not issued.

Product Research and Development

Our business plan is focused on the long-term exploration and development of our mineral properties.

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending June 30, 2011.

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending June 30, 2011.

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

Previous Work

The Mt. Cotton property was discovered in 2001 by Environmental & Licensing Professionals.  In 2001 Environmental & Licensing Professionals retained Earthtech Consultants (QLD) Pty Ltd to undertake geotechnical investigations on the Mt. Cotton Property.  The scope of the investigation was to identify the presence of mineral clay deposits and to provide assessment of the following:

●	ground and subsurface conditions;
●	plasticity and extent of any clay encountered;
●	possible extraction difficulties (including groundwater and shallow rock);
●	sampling of shallow soils for screening for the presence of acid sulphate soils; and
●	limited sampling and testing of shallow soils from two locations, to screen for a range of common soil contaminants, and general inspection of the site for signs of recent surface contamination.

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

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending June 30, 2011.

On October 27, 2009, we entered into a Property Option Agreement with Wilpena Resources Ltd. Pty. We recently commenced exploration on the Wilpena Property. Under the terms of the agreement, we have received an exclusive option to acquire an undivided 100% interest in the mining claim known as the Wilpena Property situated in central Queensland, Australia. In consideration of the option, we have issued 45,000 common shares to Wilpena Resources Ltd. Pty. In addition we will incur expenditures or make cash payments to Wilpena Resources for any shortfall in the amounts of $25,000 by April 27, 2010 and an additional $50,000 before October 27, 2010. Wilpena Resources Ltd. Pty. has agreed to accept the April 27, 2010 payment in common stock of the Company at a price per share of $0.20.

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

Three Months Ended June 30, 2010 and 2009

During the three months ended June 30, 2010, operating expenses totaled $31,974, and we experienced a net loss of $31,974 against no revenues. During the three months ended June 30, 2009, operating expenses totaled $4,361, and we experienced a net loss of $4,361 against no revenues.

Six Months Ended June 30, 2010 and 2009

During the six  months ended June 30, 2010, operating expenses totaled $42,093, and we experienced a net loss of $42,093 against no revenues. During the six months ended June 30, 2009, operating expenses totaled $13,040, and we experienced a net loss of $13,040 against no revenues.

Financial Condition, Liquidity and Capital Resources

Since inception on February 10, 2006, we have been engaged in exploration and acquisition of mineral properties. Our principal capital resources have been acquired through the issuance of common stock.

At June 30, 2010 we had a working capital of $57,111.

At June 30, 2010 our total assets of $65,961 consists of cash of $59,461 and mineral property interest of $6,500. This compares with our assets at December 31, 2009 of $19,729 which consisted of cash of $13,229 and mineral property interest of $6,500.

At June 30, 2010 our total liabilities were $2,350, compared to our liabilities of $4,025 as at December 31, 2009.

We have had no revenues from inception. We currently have sufficient funding to complete Phase 1 of our exploration program.

We have no external sources of liquidity in the form of credit lines from banks. Based on the plan of operation described below, management believes that our available cash will not be sufficient to fund our immediate working capital requirements for the next 12 months.

Plan of Operations

Cash Requirements

For the next 12 months we plan to expend a total of approximately $220,000 in respect of our mineral properties and administrative expenses.  We currently do not have enough to complete Phase 1 of our exploration program.

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

Over the next twelve months we intend to use all available funds to expand on the exploration and development of our mineral properties, as follows:

Estimated Funding Required During the Next Twelve Months

Operations
Wilpena Property costs	$75,000
Working Capital	10,000
Wilpena Exploration costs	100,000
Mt. Cotton Phase 1 exploration	25,300
General and Administrative	10,000
Total	$220,300

Going Concern

Due to our being an exploration stage company and having generated no revenues since inception, in the financial statements for the year ended December 31, 2009, our auditors  included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.  Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

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

We have historically incurred losses, and through June 30, 2010  have incurred losses of $86,889 from our inception.   We intend to raise additional working capital through a private placement.

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

Our current operating funds are less than necessary to complete all intended exploration of the property, and therefore we will need to obtain additional financing in order to complete our business plan.  As of June 30, 2010 we had cash in the amount of $59,461 We currently have minimal operations and we have no income.

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

We just recently  commenced exploration on the property in the spring of 2010.  Accordingly, we have no way to evaluate the likelihood that our business will be successful.  We were incorporated on February 10, 2006 and have been involved primarily in organizational activities and the acquisition of our mineral property.  We have not earned any revenues as of the date of this prospectus.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being June 30, 2010, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Secretary. Based upon that evaluation, our company's President along with our company's Secretary concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report.

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

Date: August 14, 2010