Form 10-Q
period 2010-09-30
AYERS EXPLORATION INC.
filed 2010-11-10
CIK 1438660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2010

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

6,060,000 common shares issued and outstanding as of November 14, 2010.

Transitional Small Business Disclosure Format (Check one):   Yes [   ];   No [X].

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .  Yes [ X] No [ ]

AYERS EXPLORATION INC.
(An Exploration Stage Company)
BALANCE SHEETS

	September 30, 2010 $ (Unaudited)	December 31, 2009 $

ASSETS

CURRENT ASSETS

Cash	39,430	13,229

Total Current Assets	39,430	13,229

Mineral property interest	6,500	6,500

Total Assets	45,930	19,729

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES

CURRENT LIABILITIES

Accounts payable and accrued liabilities	2,650	2,025
Due to related party	2,000	2,000

Total Current Liabilities	4,650	4,025

Total Liabilities	4,650	4,025

SHAREHOLDERS’ EQUITY

Common stock, $.001 par value, 30,000,000 shares authorized, 6,060,000 and 5,735,000 shares issued and outstanding respectively at September 30, 2010 and December 31, 2009	6,060	5,735
Additional paid in capital	144,440	54,765
Deficit accumulated during the exploration stage	(109,220)	(44,796)

Total Shareholders’ Equity	41,280	15,704

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	45,930	19,729

The accompanying notes are an integral part of these financial statements

AYERS EXPLORATION INC.
 (An Exploration Stage Company)
STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 2010 and 2009
and Period from February 10, 2006 (Inception) through September 30, 2010

(Unaudited)

	Three Months Ended September 30, 2010 $	Three Months Ended September 30, 2009 $	Nine Months Ended September 30, 2010 $	Nine Months Ended September 30, 2009 $	February 10, 2006 (Inception) to September 30, 2010 $

EXPENSES

General and administrative	22,331	2,045	39,424	15,085	85,714
Mineral exploration expense	-	-	25,000	-	25,000

Total expenses	22,331	2,045	64,424	15,085	110,714

OTHER INCOME

Interest income	-	-	-	-	1,494

Total other income	-	-	-	-	1,494

NET LOSS	(22,331)	(2,045)	(64,424)	(15,085)	(109,220)

NET LOSS PER SHARE: BASIC AND DILUTED	(0.00)	(0.00)	(0.01)	(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	6,060,000	5,690,000	5,977,857	5,690,000

The accompanying notes are an integral part of these financial statements

AYERS EXPLORATION INC.
 (An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2010 and 2009
and Period from February 10, 2006 (Inception) through September 30, 2010

(Unaudited)

	Nine Months Ended September 30, 2010 $	Nine Months Ended September 30, 2009 $	February 10, 2006 (Inception) to Nine Months Ended September 30, 2010 $

CASH FLOWS USED IN OPERATING ACTIVITIES

Net profit (loss)	(64,424)	(15,085)	(109,220)

Common shares issued for mineral exploration	25,000	–	25,000

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	625	1,200	2,650

Net Cash Used in Operating Activities	(38,799)	(13,885)	(81,570)

CASH FLOWS FROM FINANCING ACTIVITIES Cash received from amounts due to related parties	–	–	2,000

Cash received from sale of common stock	65,000	–	119,000

Net Cash From Financing Activities	65,000	–	121,000

NET INCREASE (DECREASE) IN CASH	26,201	(13,885)	39,430

CASH – BEGINNING	13,229	32,004	–

CASH – ENDING	39,430	18,119	39,430

Supplemental Cash Flow Information:

Cash paid for:
Interest	–	–	–
Income taxes	–	–	–

Non-cash transactions:
Stock issued for mineral property interest	–	–	6,500

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

If and when the Option has been exercised, a 100% undivided right, title and interest in and to the Property will vest in the Company. As of September 30, 2010 the Option was in good standing.

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
(2)
Incur expenditures or make cash payments to Wilpena Resources for any shortfall in the amounts of $25,000 by April 27, 2010 and an additional $50,000 before October 27, 2010. Wilpena Resources Ltd. Pty. has agreed to accept the April 27, 2010 payment and the October 27, 2010 payment in common stock of the Company at a price per share of $0.20. As of September 30, 2010 the shares were not issued.

NOTE 3 – DUE TO RELATED PARTY

During the year ended December 31, 2006 a director and shareholder of the company advanced the Company $2,000. The advance was in the normal course of operations, unsecured, non-interest bearing and due on demand. As at September 30, 2010 no repayment was made to this director and the balance of $2,000 is owed to this director.

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

Our Current Business

We are in the business of mineral clay exploration.  We commenced limited operations in the spring of 2010. We have an option to acquire a 100% interest in the Mt. Cotton mining claim, (hereinafter referred to as the "Mt. Cotton Property"). The option was granted for an initial issuance of 200,000 common shares of our Company to Redpath Clay Corp.  Title to the Mt. Cotton Property is held by Redpath.

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

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending September 30, 2011.

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending September 30, 2011.

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

Fieldwork for the investigation was carried out in September 2001.  Four boreholes were drilled at evenly spaced locations within the area of the site proposed for mining.  The work was undertaken using a mounted drilling rig equipped with 100mm diameter solid flight augers, equipped with a Tungsten Carbide bit.  Undisturbed soil samples were recovered from each borehole for visual classification and laboratory testing, to assess clay content.

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

We have recently undertaken the following activities in furtherance of our business plan. We acquired soil augers, a sludger and a hydraulic sand drill. We have also continued geological mapping and geochemical sampling of the Wilpena Property. In addition we are currently conducting an X-ray diffraction assessment of the Wilpena Property.

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

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending September 30, 2011.

On October 27, 2009, we entered into a Property Option Agreement with Wilpena Resources Ltd. Pty. We recently commenced exploration on the Wilpena Property. Under the terms of the agreement, we have received an exclusive option to acquire an undivided 100% interest in the mining claim known as the Wilpena Property situated in central Queensland, Australia. In consideration of the option, we have issued 45,000 common shares to Wilpena Resources Ltd. Pty. In addition we will incur expenditures or make cash payments to Wilpena Resources for any shortfall in the amounts of $25,000 by April 27, 2010 and an additional $50,000 before October 27, 2010. Wilpena Resources Ltd. Pty. has agreed to accept the April 27, 2010  and the October 27, 2010 payments in common stock of the Company at a price per share of $0.20.

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

Three Months Ended September 30, 2010 and 2009

 During the three months ended September 30, 2010, operating expenses totaled $22,331 and we experienced a net loss of $22,331 against no revenues. During the three months ended September 30, 2009, operating expenses totaled $2,045, and we experienced a net loss of $2,045 against no revenues.

Nine Months Ended September 30, 2010 and 2009

 During the nine months ended September 30, 2010, operating expenses totaled $64,424 comprised of  $39,424 general and administrative and $25,000 mineral property expenses, and we experienced a net loss of $64,424 against no revenues. During the nine months ended September 30, 2009, operating expenses totaled $15,085, and we experienced a net loss of $15,085 against no revenues.

Financial Condition, Liquidity and Capital Resources

Since inception on February 10, 2006, we have been engaged in exploration and acquisition of mineral properties. Our principal capital resources have been acquired through the issuance of common stock.

At September 30, 2010 we had a working capital of $34,780.

At September 30, 2010 our total assets of $45,930 consists of cash of $39,430 and mineral property interest of $6,500. This compares with our assets at December 31, 2009 of $19,729 which consisted of cash of $13,229 and mineral property interest of $6,500.

At September 30, 2010 our total liabilities were $4,650, compared to our liabilities of $4,025 as at December 31, 2009.

We have had no revenues from inception. We currently have sufficient funding to complete Phase 1 of our exploration program.

We have no external sources of liquidity in the form of credit lines from banks. Based on the plan of operation described below, management believes that our available cash will not be sufficient to fund our immediate working capital requirements for the next 12 months.

Plan of Operations

Cash Requirements

For the next 12 months we plan to expend a total of approximately $220,000 in respect of our mineral properties and administrative expenses.  We currently do not have enough to complete our 12 month plan.

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

Over the next twelve months we intend to use all available funds to expand on the exploration and development of our mineral properties, as follows:

Estimated Funding Required During the Next Twelve Months

Operations
Wilpena Property costs Working Capital	$75,000 10,000
Wilpena Exploration costs	100,000
Mt. Cotton Phase 1 exploration	25,300
General and Administrative	10,000
Total	$220,300

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

We have historically incurred losses, and through September 30, 2010 have incurred losses of $109,220 from our inception.   We intend to raise additional working capital through a private placement.

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

Our current operating funds are less than necessary to complete all intended exploration of the property, and therefore we will need to obtain additional financing in order to complete our business plan.  As of September 30, 2010 we had cash in the amount of $39,430. We currently have minimal operations and we have no income.

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

We lack a significant operating history and we expect to have losses in the future.

We have only recently commenced our business operations or realized any revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being September 30, 2010, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Secretary. Based upon that evaluation, our company's President along with our company's Secretary concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report.

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

Date: November 10, 2010