Form 10-K
period 2010-12-31
AYERS EXPLORATION INC.
filed 2011-04-06
CIK 1438660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2010

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

6,185,000 common shares issued and outstanding as of March 31, 2011.

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

Location and Access and Property Description

(1	The Mt. Cotton Property consists of 5.4 acres located 25 miles west of Sheldon, Queensland, Australia.)

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

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending December 31, 2011.

On October 27, 2009, we entered into a Property Option Agreement with Wilpena Resources Ltd. Pty. Under the terms of the agreement, we have received an exclusive option to acquire an undivided 100% interest in the mining claim known as the Wilpena Property situated in central Queensland, Australia. In consideration of the option, we have issued 45,000 common shares to Wilpena Resources Ltd. Pty. In addition we will incur expenditures or make cash payments to Wilpena Resources for any shortfall in the amounts of $25,000 by April 27, 2010 and an additional $50,000 before October 27, 2010.  Wilpena Resources has agreed to accept the April 27, 2010 payment and the October 27, 2010 payment in common stock of the Company at a price per share of $0.20.  The shares for the April 27, 2010 payment were issued as of December 31, 2010.  The shares for the October 27, 2010 payment were issued subsequent to year end, however the $50,000 expense was recorded as of December 31, 2010.

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending December 31, 2011.

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

Our independent registered public accounting firm’s report to our audited financial statements for the period ended December 31, 2010 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations and our dependence upon adequate financing to pay our liabilities.  If we are not able to continue as a going concern, it is likely investors will lose their investments.

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

Our current operating funds are less than necessary to complete all intended exploration of the property, and therefore we will need to obtain additional financing in order to complete our business plan.  As of December 31, 2010 we had cash in the amount of $39,430. We currently have minimal operations and we have no income.

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

We have no known mineral clay soil reserves. We have not identified any significant clay soil on the mineral claims and we cannot guarantee that we will ever find any clay soil. The report we reviewed in selecting the mineral claims for exploration are old and may be out of date. Even if we find that there is clay soil on our mineral claims, we cannot guarantee that we will be able to recover the clay soil. If we cannot find clay soil or it is not economical to recover the clay soil, we will have to cease operations.

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

On October 27, 2009, we entered into a Property Option Agreement with Wilpena Resources Ltd. Pty. Under the terms of the agreement, we have received an exclusive option to acquire an undivided 100% interest in the mining claim known as the Wilpena Property situated in central Queensland, Australia. In consideration of the option, we have issued 45,000 common shares to Wilpena Resources Ltd. Pty. In addition we will incur expenditures or make cash payments to Wilpena Resources for any shortfall in the amounts of $25,000 by April 27, 2010 and an additional $50,000 before October 27, 2010. Wilpena Resources has agreed to accept the April 27, 2010 payment and the October 27, 2010 payment in common stock of the Company at a price per share of $0.20.  The shares for the April 27, 2010 payment were issued as of December 31, 2010.  The shares for the October 27, 2010 payment were issued subsequent to year end, however the $50,000 expense was recorded as of December 31, 2010.

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

Item 4.  Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31, 2010 .

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

There is currently no market for our common stock.

As of December 31, 2010 there were 40 shareholders and 6,185,000 shares outstanding.

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

In addition, on March 5, 2010 we received subscription proceeds of $15,000 from Greg Curson, our President.  Mr. Curson was issued 75,000 common shares of the Company.

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

On March 8, 2010 we entered into a Share Issuance Agreement (the "Agreement") with SK Capital Corp., ("SK"), whereby we have the right to request that SK purchase up to $250,000 of our securities  until  March 5, 2012.

Under the terms of the Agreement, we may from time to time request a purchase from SK up to $50,000 (each, an "Advance") per request for operating expenses, acquisitions, working capital and general corporate activities. Following receipt of any Advance we shall sell and issue SK common shares at a price of $0.20 per share.

In March,2010 we requested and received an Advance from SK in the amount of $50,000 in exchange for 250,000 of our common shares.

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

At December 31, 2010 we had a working capital of $32,480.

At December 31, 2010 our total assets of $43,930 which consists of  cash of $39,430 and mineral property interest of $4,500. This compares with our assets at December 31, 2009 of $19,729 which consisted of cash of $13,229 and mineral property interest of $6,500.

At December 31,2010, our total liabilities were $6,950, compared to our liabilities of $4,025 as at December 31, 2009.

We have had no revenues from inception. We currently have sufficient funding to complete various stages of Phase 1 of our exploration program.

Results of Operations.

We posted losses of $118,724 for the year ending December 31, 2010, losses of $18,850 for the year ended December 31, 2009, and losses of $163,520 since inception to December 31, 2010. The principal component of the loss was for  mineral exploration expenses.

Product Research and Development

Our business plan is focused on the long-term exploration and development of our mineral properties.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending December 31, 2011.

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

Going Concern

Due to our being a exploration stage company and not having generated revenues, in the  financial statements for the year ended December 31, 2010, our independent registered public accountant included an explanatory paragraph regarding concerns about our ability to continue as a going concern.  Our  financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

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

We have historically incurred losses, and through December 31, 2010  have incurred losses of $163,520 from our inception.   During  this period, we have successfully raised $54,000 from our  S-1 offering. Because of these historical losses, we will require additional working capital to develop our business operations.

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

The following  financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Ayers Exploration Inc.
(An Exploration Stage Company)
Mosman, Sydney Australia

We have audited the accompanying balance sheets of Ayers Exploration Inc. (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, stockholders' equity, and cash flows for each of the years then ended and for the period from February 10, 2006 (inception) through December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ayers Exploration Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years then ended and for the period from February 10, 2006 (inception) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2011 raise substantial doubt about its ability to continue as a going concern. The 2010 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP

Houston, Texas
March 30, 2011

AYERS EXPLORATION INC.
(An Exploration Stage Company)
BALANCE SHEETS

	December 31, 2010 $	December 31, 2009 $

ASSETS

CURRENT ASSETS

Cash	39,430	13,229

Total Current Assets	39,430	13,229

Mineral property interest	4,500	6,500

Total Assets	43,930	19,729

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

CURRENT LIABILITIES

Accounts payable and accrued liabilities	1,850	2,025
Due to related party	5,100	2,000

Total Current Liabilities	6,950	4,025

Total Liabilities	6,950	4,025

STOCKHOLDERS’ EQUITY

Common stock, $.001 par value, 30,000,000 shares authorized, 6,185,000 and 5,735,000 shares issued and outstanding respectively at December 31, 2010 and 2009	6,185	5,735
Additional paid in capital	194,315	54,765
Deficit accumulated during the exploration stage	(163,520)	(44,796)

Total Stockholders’ Equity	36,980	15,704

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	43,930	19,729

The accompanying notes are an integral part of these financial statements

AYERS EXPLORATION INC.
 (An Exploration Stage Company)
STATEMENTS OF OPERATIONS
Years Ended December 31, 2010 and 2009
and Period from February 10, 2006 (Inception) through December 31, 2010

	Year Ended December 31, 2010 $	Year Ended December 31, 2009 $	February 10, 2006 (Inception) to December 31, 2010 $

EXPENSES

General and administrative	41,724	18,850	88,014
Mineral exploration	77,000	-	77,000

Total Expenses	118,724	18,850	165,014

OTHER INCOME

Interest income	-	-	1,494

Total Other Income	-	-	1,494

NET LOSS	(118,724)	(18,850)	(163,520)

NET LOSS PER SHARE: BASIC AND DILUTED	(0.02)	(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	5,959,452	5,698,014

The accompanying notes are an integral part of these financial statements

AYERS EXPLORATION INC.
 (AN EXPLORATION STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY
Period from February 10, 2006 (Inception) through December 31, 2010

	Common stock
	Shares	Amount $	Additional paid-in capital $	Deficit accumulated during the exploration stage $	Total $
Issuance of common stock for cash	5,690,000	5,690	50,310	–	56,000
Net loss	–	–	–	(114)	(114)
Balance, December 31, 2006	5,690,000	5,690	50,310	(114)	55,886
Net loss	–	–	–	(2,121)	(2,121)
Balance, December 31, 2007	5,690,000	5,690	50,310	(2,235)	53,765
Net loss	–	–	–	(23,711)	(23,711)
Balance, December 31, 2008	5,690,000	5,690	50,310	(25,946)	30,054
Issuance of common stock for mineral property interest acquisition	45,000	45	4,455	–	4,500
Net loss	–	–	–	(18,850)	(18,850)
Balance, December 31, 2009	5,735,000	5,735	54,765	(44,796)	15,704
Issuance of common stock for cash	325,000	325	64,675	–	65,000
Common stock issued for mineral exploration	125,000	125	74,875	–	75,000
Net loss	–	–	–	(118,724)	(118,724)
Balance, December 31, 2010	6,185,000	6,185	194,315	(163,520)	36,980

The accompanying notes are an integral part of these financial statements

AYERS EXPLORATION INC.
 (An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2010 and 2009
and Period from February 10, 2006 (Inception) through December 31, 2010

	Year Ended December 31, 2010 $	Year Ended December 31, 2009 $	February 10, 2006 (Inception) to December 31, 2010 $

CASH FLOWS USED IN OPERATING ACTIVITIES

Net loss	(118,724)	(18,850)	(163,520)

Common shares issued for mineral exploration	75,000	–	75,000
Impairment of mineral property interest	2,000	_	2,000

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	(175)	75	1,850

Net Cash Used in Operating Activities	(41,899)	(18,775)	(84,670)

CASH FLOWS FROM FINANCING ACTIVITIES Cash received from amounts due to related parties	3,100	–	5,100

Cash received from sale of common stock	65,000	–	119,000

Net Cash From Financing Activities	68,100	–	124,100

NET INCREASE (DECREASE) IN CASH	26,201	(18,775)	39,430

CASH – BEGINNING	13,229	32,004	–

CASH – ENDING	39,430	13,229	39,430

Supplemental Cash Flow Information:

Cash paid for:
Interest	–	–	–
Income taxes	–	–	–

Non-cash transactions:
Stock issued for mineral property interest	–	4,500	6,500

The accompanying notes are an integral part of these financial statements

AYERS EXPLORATION INC.
 (An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

Nature of Business

Ayers Exploration Inc. ("the Company") was incorporated in Nevada on February 10, 2006, to engage in acquisition and exploration of mineral properties.

Going concern

These financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has not started income generating operations. Losses are anticipated in the development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability.  These factors raise substantial doubt concerning the Company’s ability to continue as a going concern.

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

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

Exploration Stage Company

The Company complies with Accounting Standard Codification (“ASC”) 915 for its characterization of the Company as an Exploration Stage Company.

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

Mineral Interest

Mineral property acquisition costs are capitalized in accordance with ASC 932. Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. To date the Company has not established any reserves on its mineral properties.

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

Use of Estimates

The preparation of financial statements in conformity generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the period. Actual results may differ from those estimates.

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

Financial Instruments

As of December 31, 2010, the Company's financial instruments consist of cash and accounts payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. Because of the short maturity of such assets and liabilities the fair value of the financial instrument approximates its carrying value, unless otherwise noted.

Newly Adopted Accounting Pronouncements

In September 2006, the FASB issued ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position, or FSP, No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delayed the effective date of ASC 820 for certain nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted ASC 820 for the Company’s financial assets and liabilities in the first quarter of fiscal 2010, and provisions for nonfinancial assets and liabilities in the first quarter of fiscal 2010, which did not result in recognition of a transaction adjustment to retained earnings or have a material impact on our financial condition, results of operations or cash flows.

In May 2009, the FASB issued ASC 855, Subsequent Events (“ASC 855”). This statement provides guidance to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This statement is effective for interim or fiscal periods ending after June 15, 2009, and is applied prospectively. The Company adopted ASC 855 in the year ended December 31, 2010; this adoption did not have any impact on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB issued ASC 105, The FASB Accounting Standards Codification and the Hierarchy of Generally of Generally Accepted Accounting Principles — a Replacement of FASB Statement No. 162 (“ASC 105”). ASC 105 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted ASC 105 in the first quarter of fiscal 2010; this adoption did not have material impact on the Company’s financial condition, results of operations or cash flows.

NOTE 3 – MINING PROPERTY INTEREST

Mt. Cotton Property

On July 9, 2006 the Company entered into a mining option agreement with Redpath Clay Corp. (”Redpath”), a company incorporated under the laws of Australia, which grants the Company the exclusive right and option (the “Mt. Cotton Option”) to acquire, subject to the reservation of a royalty by Redpath and the covenant by the Company to pay a production bonus, 100% of Redpath’s 100% owned interest in a mining property known as the Mt. Cotton Property (the “Property”) located in the State of Queensland, Australia.

In order to exercise the Option, the Company will issue the following shares of the Company’s common stock to Redpath:

(i)       200,000 shares upon signing of this option agreement (issued); and
(ii)      200,000 shares upon commencement of commercial production (not issued).

If and when the Option has been exercised, a 100% undivided right, title and interest in and to the Property will vest in the Company. As at December 31, 2010 the Mt. Cotton Option was in good standing.  The Company impaired the $2,000 carry value due to uncertainty about the Company’s ability to pursue the claim.

Wilpena Property

On October 27, 2009 Company entered into a Property Option Agreement with Wilpena Resources Ltd. Pty., which grants the Company exclusive option (the “Wilpena Option”) to acquire an undivided 100% interest in the mining claim known as the Wilpena Property situated in central Queensland, Australia. Consideration for exercising the options is as follows:

(1)	Issues 45,000 common shares of the Company to Wilpena Resources Ltd. Pty. (issued);
(2)
Incur expenditures or make cash payments to Wilpena Resources for any shortfall in the amounts of $25,000 by April 27, 2010 and an additional $50,000 before October 27, 2010. Wilpena Resources Ltd. Pty. has agreed to accept the April 27, 2010 payment in common stock of the Company at a price per share of $0.20. As at December 31, 2010 the shares were issued  Wilpena Resources Ltd. Pty. has agreed to accept the October 27, 2010 payment in common stock of the Company at a price per share of $0.20. .  The shares for the October 27, 2010 payment were issued subsequent to year end however the $50,000 expense was recorded as of December 31, 2010.

As at December 31, 2010 the Wilpena Option was in good standing.

NOTE 4 – DUE TO RELATED PARTY

During the year ended December 31, 2006 a director and shareholder of the Company advanced the Company $2,000.

During the year ended December 31, 2010 a director and shareholder of the Company advanced the Company $3,100.

The advance was in the normal course of operations, unsecured, non-interest bearing and due on demand. As at December 31, 2010 no repayment was made to this director and the balance of $5,100 is owed to this director.

NOTE 5 – COMMON STOCK

On March 5, 2010 the Company received subscription proceeds of $15,000 from the President of the Company for 75,000 common shares of the Company at $0.20 per share.

On March 8, 2010 the Company  entered into a Share Issuance Agreement (the "Agreement") with SK Capital Corp., ("SK"), whereby the Company has the right to request that SK purchase up to $250,000 of the Company's securities  until  March 5, 2012.

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

NOTE 6 – INCOME TAXES

The Company follows Statement of ASC 740 "Accounting for Income Taxes." Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The provision for refundable Federal income tax consists of the following:

	December 31,	December 31,
	2010	2009
Refundable Federal income tax attributable to:
Current Operations	$40,300	$6,400
Less, Change in valuation allowance	(40,300)	(6,400)
Net refundable amount	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising the Company’s net deferred tax amount is as follows:

	December 31,	December 31
	2010	2009
Deferred tax asset attributable to:
Net operating loss carryover	$55,500	$15,200
Less, valuation allowance	(55,500)	(15,200)
Net deferred tax asset	$-	$-

At December 31, 2010, the Company had an unused net operating loss carryover approximating $163,500 that is available to offset future taxable income, which expires beginning in 2026.

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

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

DIRECTORS AND EXECUTIVE OFFICER, PROMOTERS AND CONTROL PERSONS

As at December 31, 2010, our directors and executive officers and control persons, their ages, positions held, and duration of such, are as follows:

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

In addition, on March 5, 2010 the Company received subscription proceeds of $15,000 from Greg Curson, the President of the Company.  Mr. Curson was issued 75,000 common shares of the Company.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officer and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.  Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2010 , all filing requirements applicable to its officer, directors and greater than ten percent beneficial owners were complied with.

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

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights to any officer, directors, consultants or employees of ours during the fiscal year ended December 31, 2010 .

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Values

There were no stock options outstanding as at December 31, 2010 .

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended December 31, 2010 .

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as at December 31, 2010 certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officer.  Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Greg Curson 6 Harston Ave Sydney, Australia 2088	2,075,000 common shares	34%
Directors and Executive Officer as a Group	2,075,00 common shares	34%

(1)
Based on 6,185,000 shares of common stock issued and outstanding as of December 31, 2010.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

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

Item 14.   Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by LBB & Associates Ltd., LLP for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-K for  each of the fiscal years ended December 31, 2010 and 2009 were  $6,000 and $11,500 respectively.

Audit Related Fees

For the fiscal years ended December 31, 2010 and 2009, the aggregate fees billed for assurance and related services LBB & Associates Ltd., LLP relating to the performance  of the audit of our financial statements which are not by reported under the caption "Audit Fees" above, were $4,950 and $4,450, respectively.

Tax Fees

For the fiscal year ended December 31, 2010, the aggregate fees billed by LBB & Associates Ltd., LLP for other non-audit professional services, other than those services listed above, totalled $0.

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

Item 15.   Exhibits.

Exhibit Number	Exhibit Title

(3)	Charter and By-laws
3.1	Articles of Incorporation (incorporated by reference from our S-1 Registration Statement filed August 13, 2008).
3.2	Bylaws (incorporated by reference from our SB-2 Registration Statement filed August 13, 2008).
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics
(31)	Section 302 Certification
31.1	Certification of Greg Curson
(32)	Section 906 Certification
32.1	Certification of Greg Curson

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ayers Exploration Inc.

By: /s/ Greg Curson
Greg Curson, President, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date:  March 31, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Greg Curson
Greg Curson	President, Secretary and Treasurer	March 31, 2011