Form 10-Q
period 2011-03-31
AYERS EXPLORATION INC.
filed 2011-05-24
CIK 1438660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

6,435,000 common shares issued and outstanding as of May 20, 2011.

Transitional Small Business Disclosure Format (Check one):   Yes [   ];   No [X].

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .  Yes [ X] No [ ]

AYERS EXPLORATION INC.
(An Exploration Stage Company)
BALANCE SHEETS

	March 31, 2011 $	December 31, 2010 $
	(Unaudited)

ASSETS

CURRENT ASSETS

Cash	39,430	39,430

Total Current Assets	39,430	39,430

Mineral property interest	4,500	4,500

Total Assets	43,930	43,930

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

CURRENT LIABILITIES

Accounts payable and accrued liabilities	7,200	1,850
Due to related party	5,100	5,100

Total Current Liabilities	12,300	6,950

Total Liabilities	12,300	6,950

STOCKHOLDERS’ EQUITY

Common stock, $.001 par value, 30,000,000 shares authorized, 6,185,000 shares issued and outstanding	6,185	6,185
Additional paid in capital	194,315	194,315
Deficit accumulated during the exploration stage	(168,870)	(163,520)

Total Stockholders’ Equity	31,630	36,980

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	43,930	43,930

The accompanying notes are an integral part of these financial statements

AYERS EXPLORATION INC.
 (An Exploration Stage Company)
STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2011 and 2010
and Period from February 10, 2006 (Inception) through March 31, 2011
(Unaudited)

	Three Months Ended March 31, 2011 $	Three Months Ended March 31, 2010 $	February 10, 2006 (Inception) to March 31, 2011 $

EXPENSES

General and administrative	5,350	10,119	93,364
Mineral exploration	-	-	77,000

Total Expenses	(5,350)	(10,119)	(170,364)

OTHER INCOME

Interest income	-	-	1,494

Total Other Income	-	-	1,494

NET LOSS	(5,350)	(10,119)	(168,870)

NET LOSS PER SHARE: BASIC AND DILUTED	(0.00)	(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	6,185,000	5,810,833

The accompanying notes are an integral part of these financial statements

AYERS EXPLORATION INC.
 (An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2011 and 2010
and Period from February 10, 2006 (Inception) through March 31, 2011
(Unaudited)

	Three Months Ended March 31, 2011 $	Three Months Ended March 31, 2010 $	February 10, 2006 (Inception) to March 31, 2011 $

CASH FLOWS USED IN OPERATING ACTIVITIES

Net loss	(5,350)	(10,119)	(168,870)

Common shares issued for mineral exploration	–	–	75,000
Impairment of mineral property interest	–	–	2,000

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	5,350	3,330	7,200

Net Cash Used in Operating Activities	–	(6,789)	(84,670)

CASH FLOWS FROM FINANCING ACTIVITIES Cash received from amounts due to related parties	–	–	5,100

Cash received from sale of common stock	–	65,000	119,000

Net Cash From Financing Activities	–	65,000	124,100

NET CHANGE IN CASH	–	58,211	39,430

CASH – BEGINNING	39,430	13,229	–

CASH – ENDING	39,430	71,440	39,430

Supplemental Cash Flow Information:

Cash paid for:
Interest	–	–	–
Income taxes	–	–	–

Non-cash transactions:
Stock issued for mineral property interest	–	4,500	6,500

The accompanying notes are an integral part of these financial statements

AYERS EXPLORATION INC.
 (An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Ayers Exploration Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2010 as reported in Form 10-K, have been omitted.

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
(2)
Incur expenditures or make cash payments to Wilpena Resources for any shortfall in the amounts of $25,000 by April 27, 2010 and an additional $50,000 before October 27, 2010. Wilpena Resources Ltd. Pty. has agreed to accept the April 27, 2010 payment and the October 27, 2010 payment in common stock of the Company at a price per share of $0.20. The shares were issued on May 20, 2011.

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

On October 27, 2009, we entered into a Property Option Agreement with Wilpena Resources Ltd. Pty. We have recently commenced exploration on the property.  Under the terms of the agreement, we have received an exclusive option to acquire an undivided 100% interest in the mining claim known as the Wilpena Property situated in central Queensland, Australia. In consideration of the option, we have issued 45,000 common shares to Wilpena Resources Ltd. Pty. In addition we will incur expenditures or make cash payments to Wilpena Resources for any shortfall in the amounts of $25,000 by April 27, 2010 and an additional $50,000 before October 27, 2010. Wilpena Resources Ltd. Pty. has agreed to accept the April 27, 2010 and the October 27, 2010 payment in common stock of the Company at a price per share of $0.20. The shares were issued on May 20, 2011.

Product Research and Development

Our business plan is focused on the long-term exploration and development of our mineral properties.

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending March 31, 2012.

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending March 31, 2012.

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

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending March 31, 2012.

On October 27, 2009, we entered into a Property Option Agreement with Wilpena Resources Ltd. Pty. We recently commenced exploration on the Wilpena Property. Under the terms of the agreement, we have received an exclusive option to acquire an undivided 100% interest in the mining claim known as the Wilpena Property situated in central Queensland, Australia. In consideration of the option, we have issued 45,000 common shares to Wilpena Resources Ltd. Pty. valued at $4,500. In addition we will incur expenditures or make cash payments to Wilpena Resources for any shortfall in the amounts of $25,000 by April 27, 2010 and an additional $50,000 before October 27, 2010. Wilpena Resources Ltd. Pty. has agreed to accept the April 27, 2010 and the October 27, 2010 payments in common stock of the Company at a price per share of $0.20. The shares were issued on May 20, 2011.

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

Three Months Ended March 31, 2011 and 2010

 During the three months ended March 31, 2011, operating expenses totaled $5,350 and we experienced a net loss of $5,350 against no revenues. During the three months ended March 31, 2010, operating expenses totaled $10,119 and we experienced a net loss of $10,119 against no revenues.

Financial Condition, Liquidity and Capital Resources

Since inception on February 10, 2006, we have been engaged in exploration and acquisition of mineral properties. Our principal capital resources have been acquired through the issuance of common stock.

At March 31, 2011 we had a working capital of $27,130.

At March 31, 2011 our total assets of $43,930 consists of cash of $39,430 and mineral property interest of $4,500. This compares with our assets at December 31, 2010 of $43,930 which consisted of cash of $39,430 and mineral property interest of $4,500.

At March 31, 2011 our total liabilities were $12,300, compared to our liabilities of $6,950 as at December 31, 2010.

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

Over the next twelve months we intend to use all available funds to expand on the exploration and development of our mineral properties, as follows:

Estimated Funding Required During the Next Twelve Months

Operations
Wilpena Property costs	$75,000
Working Capital	10.000
Wilpena Exploration costs	100,000
Mt. Cotton Phase 1 exploration	25,300
General and Administrative	10,000
Total	$220,300

Going Concern

Due to our being an exploration stage company and having generated no revenues since inception, in the financial statements for the year ended December 31, 2010, our auditors  included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.  Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

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

We have historically incurred losses, and through March 31, 2011 have incurred losses of $168,870 from our inception.   We intend to raise additional working capital through a private placement.

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

Our current operating funds are less than necessary to complete all intended exploration of the property, and therefore we will need to obtain additional financing in order to complete our business plan.  As of March 31, 2011 we had cash in the amount of $39,430. We currently have minimal operations and we have no income.

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

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being March 31, 2011, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Secretary. Based upon that evaluation, our company's President along with our company's Secretary concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report.

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

None.

Item 5. Other Information.

Item 6. Exhibits.

Exhibits Required by Item 601 of Regulation S-B.

Exhibit Number/Description

(3) Charter and By-laws

3.1 Articles of Incorporation (incorporated by reference to the Company's S-1 Registration Statement filed August13, 2008).

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

Date: May __, 2011