Form 10-K/A
period 2010-12-31
AYERS EXPLORATION INC.
filed 2011-08-18
CIK 1438660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K /A

(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2010

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number   333-152991
AYERS EXPLORATION INC.
(Name of small business issuer in its charter)

Nevada	98-0608229
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#6 Harston Avenue, Mosman, Sydney Australia	2088
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (411) 199-319

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

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
Yes☒     No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

There is no public trading market for our common shares in the United States or elsewhere. Based on the last sale price of our shares of $0.10, our aggregate market value is $569,000.

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

6,185,000 common shares issued and outstanding as of March 31, 2011.

Transitional Small Business Disclosure Format (Check one):   Yes ☐;   No ☒.

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .  Yes ☒ No ☐

EXPLANATORY NOTE

Ayers Exploration Inc. is filing this Amendment to its Annual Report on Form 10–K for the fiscal year ended December 31, 2010, to: (i) include the correct commission file number; (ii) provide the assessment and conclusion of our company’s Chief Executive Officer/Chief Financial Officer on the adequacy of our disclosure controls and procedures for the period; and (ii) to amend our officer certifications (included as exhibits to this report) to comply with Item 601(b)(31) of Regulation S-K.

This Amendment does not reflect events that have occurred after the original filing of the Annual Report.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished respectively, as exhibits to the original filing, have been amended and re-filed as of the date of this Amendment and are included as Exhibits 31.1, 31.2, and 32.1 hereto.

This Amendment should be read in conjunction with the original filing of our Annual Report for the year ended December 31, 2010 and our other filings made with the Securities and Exchange Commission subsequent to the filing of the original Annual Report filed on Form 10-K.

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

The accompanying notes are an integral part of these financial statements

AYERS EXPLORATION INC.
 (AN EXPLORATION STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY
Period from February 10, 2006 (Inception) through December 31, 2010

	Common stock		Additional paid-in capital $	Deficit accumulated during the exploration stage $
	Shares	Amount $			Total $
Issuance of common stock for cash	5,690,000	5,690	50,310	–	56,000
Net loss	–	–	–	(114)	(114)
Balance, December 31, 2006	5,690,000	5,690	50,310	(114)	55,886
Net loss	–	–	–	(2,121)	(2,121)
Balance, December 31, 2007	5,690,000	5,690	50,310	(2,235)	53,765
Net loss	–	–	–	(23,711)	(23,711)
Balance, December 31, 2008	5,690,000	5,690	50,310	(25,946)	30,054
Issuance of common stock for mineral property interest acquisition	45,000	45	4,455	–	4,500
Net loss	–	–	–	(18,850)	(18,850)
Balance, December 31, 2009	5,735,000	5,735	54,765	(44,796)	15,704
Issuance of common stock for cash	325,000	325	64,675	–	65,000
Common stock issued for mineral exploration	125,000	125	74,875	–	75,000
Net loss	–	–	–	(118,724)	(118,724)
Balance, December 31, 2010	6,185,000	6,185	194,315	(163,520)	36,980

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

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this annual report, being December 31, 2010, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer/Chief Financial Officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer/Chief Financial Officer, to allow timely decisions regarding required disclosure.

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
_____
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

Item 15.   Exhibits.

Exhibit Number	Exhibit Title

(3)	Charter and By-laws
3.1	Articles of Incorporation (incorporated by reference from our S-1 Registration Statement filed August 13, 2008).
3.2	Bylaws (incorporated by reference from our SB-2 Registration Statement filed August 13, 2008).
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics
(31)	Section 302 Certification
31.1	Certification of Greg Curson
31.2	Certification of Greg Curson
(32)	Section 906 Certification
32.1	Certification of Greg Curson

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ayers Exploration Inc.

By: /s/ Greg Curson
Greg Curson, President, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date:   August 18 , 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Greg Curson
Greg Curson	President, Secretary and Treasurer	August 18, 2011