Form 10-Q/A
period 2011-03-31
AYERS EXPLORATION INC.
filed 2011-08-18
CIK 1438660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number   333-152991

AYERS EXPLORATION INC.
(Name of small business issuer in its charter)

Nevada	98-0608229
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#6 Harston Avenue, Mosman, Sydney Australia	2088
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (411) 199-319

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

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
Yes ☒     No ☐

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

EXPLANATORY NOTE

Ayers Exploration Inc. is filing this Amendment to its Quarterly Report on Form 10–Q for the period ended March 31, 2011, to: (i) include the correct commission file number; (ii) provide the assessment and conclusion of our Chief Executive Officer/Chief Financial Officer on the adequacy of our company’s disclosure controls and procedures for the period; and (ii) to amend our officer certifications (included as exhibits to this report) to comply with Item 601(b)(31) of Regulation S-K.

This Amendment does not reflect events that have occurred after the original filing of the Quarterly Report on Form 10-Q.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished respectively, as exhibits to the original filing, have been amended and re-filed as of the date of this Amendment and are included as Exhibits 31.1, 31.2, and 32.1 hereto.

This Amendment should be read in conjunction with the original filing of our Quarterly Report for the period ended March 31, 2011 and our other filings made with the Securities and Exchange Commission subsequent to the filing of the original Quarterly Report filed on Form 10-Q.

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

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being March 31, 2011, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer/Chief Financial Officer . Based upon that evaluation, our company's Chief Executive Officer/Chief Financial Officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report.

There have been no changes in our company's internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer/Chief Financial Officer , as appropriate to allow timely decisions regarding required disclosure.

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