Form 10-Q
period 2011-06-30
AYERS EXPLORATION INC.
filed 2011-08-18
CIK 1438660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [___] to [___]

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

Common Shares, par value $0.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

There is no public trading market for our common shares in the United States or elsewhere. Based on the last sale price of our shares of $0.20, our aggregate market value is $1,287,000.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

6,435,000 common shares issued and outstanding as of August 18, 2011.

Transitional Small Business Disclosure Format (Check one):   Yes ☐   No ☒

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .  Yes ☒ No ☐

AYERS EXPLORATION INC.
(An Exploration Stage Company)
BALANCE SHEETS

	June, 30 2011 $	December 31, 2010 $
	(Unaudited)

ASSETS

CURRENT ASSETS

Cash	25,325	39,430

Total Current Assets	25,325	39,430

Mineral property interest	4,500	4,500

Total Assets	29,825	43,930

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES

CURRENT LIABILITIES

Accounts payable and accrued liabilities	4,660	1,850
Due to related party	2,090	5,100

Total Current Liabilities	6,750	6,950

Total Liabilities	6,750	6,950

SHAREHOLDERS’ EQUITY

Common stock, $.001 par value, 30,000,000 shares authorized, 6,435,000 and 6,185,000 shares issued and outstanding at June 30, 2011 and December 31, 2010 respectively	6,435	6,185
Additional paid in capital	244,065	194,315
Deficit accumulated during the exploration stage	(227,425)	(163,520)

Total Shareholders’ Equity	23,075	36,980

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	29,825	43,930

The accompanying notes are an integral part of these financial statements

AYERS EXPLORATION INC.
 (An Exploration Stage Company)
STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 2011 and 2010
and Period from February 10, 2006 (Inception) through June 30, 2011
(Unaudited)

	Three Months Ended June 30, 2011 $	Three Months Ended June 30, 2010 $	Six Months Ended June 30, 2011 $	Six Months Ended June 30, 2010 $	February 10, 2006 (Inception) to June 30, 2011 $

EXPENSES

General and administrative	8,555	6,974	13,905	17,093	101,919
Mineral exploration	50,000	25,000	50,000	25,000	127,000

Total expenses	58,555	31,974	63,905	42,093	228,919

OTHER INCOME

Interest income	-	-	-	-	1,494

Total other income	-	-	-	-	1,494

NET LOSS	(58,555)	(31,974)	(63,905)	(42,093)	(227,425)

NET LOSS PER SHARE: BASIC AND DILUTED	(0.01)	(0.01)	(0.01)	(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	6,297,600	6,060,000	6,241,600	5,936,100

The accompanying notes are an integral part of these financial statements

AYERS EXPLORATION INC.
 (An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2011 and 2010
and Period from February 10, 2006 (Inception) through June 30, 2011
(Unaudited)

	Six Months Ended June 30, 2011 $	Six Months Ended June 30, 2010 $	February 10, 2006 (Inception) to June 30, 2011 $

CASH FLOWS USED IN OPERATING ACTIVITIES

Net loss	(63,905)	(42,093)	(227,425)

Common shares issued for mineral exploration	50,000	25,000	125,000
Impairment of mineral property interest	–	–	2,000

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	2,810	(1,675)	4,660

Net Cash Used in Operating Activities	(11,095)	(18,768)	(95,765)

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash received from (repayment to) amounts due to related parties	(3,010)	–	2,090

Cash received from sale of common stock	–	65,000	119,000

Net Cash From Financing Activities	(3,010)	65,000	121,090

NET INCREASE (DECREASE) IN CASH	(14,105)	46,232	25,325

CASH – BEGINNING	39,430	13,229	–

CASH – ENDING	25,325	59,461	25,325

Supplemental Cash Flow Information:

Cash paid for:
Interest	–	–	–
Income taxes	–	–	–

Non-cash transactions for investment activities:
Stock issued for mineral property interest	–	–	6,500

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

NOTE 2 – MINING PROPERTY INTEREST

Wilpena Property

On October 27, 2009 the Company entered into a Property Option Agreement with Wilpena Resources Ltd. Pty. (“Wilpena”), which grants the Company exclusive option to acquire an undivided 100% interest in the mining claim known as the Wilpena Property situated in central Queensland, Australia. Consideration for exercising the options is as follows:

(1)	Issue 45,000 shares of the Company’s common stock to Wilpena (issued); and

(2)
Incur exploration expenditures or make cash payments to Wilpena for any shortfall in the amounts of $25,000 by April 27, 2010 and an additional $50,000 before October 27, 2010. Wilpena has agreed to accept the April 27, 2010 payment and the October 27, 2010 payment in common stock of the Company at $0.20 per share. The 250,000 shares related to the October 27, 2010 payment requirement were issued on May 20, 2011.

NOTE 3 – RELATED PARTY TRANSACTIONS AND BALANCES

As at December 31, 2010 the Company had a balance of $5,100 owed to the sold director and officer of the Company. During the six months ended June 30, 2011 this related party made payments of $8,675 on behalf of the Company and was repaid $11,685. As at June 30, 2011, the Company had a balance of $2,090 owed to this related party.

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

On October 27, 2009, we entered into a Property Option Agreement with Wilpena Resources Ltd. Pty. We have recently commenced exploration on the property.  Under the terms of the agreement, we have received an exclusive option to acquire an undivided 100% interest in the mining claim known as the Wilpena Property situated in central Queensland, Australia. In consideration of the option, we have issued 45,000 common shares to Wilpena Resources Ltd. Pty. In addition we will incur expenditures or make cash payments to Wilpena Resources for any shortfall in the amounts of $25,000 by April 27, 2010 and an additional $50,000 before October 27, 2010. Wilpena Resources Ltd. Pty. has agreed to accept the April 27, 2010 and the October 27, 2010 payment in common stock of the Company at a price per share of $0.20. The 250,000 shares related to the October 27, 2010 payment requirement were issued on May 20, 2011.

Product Research and Development

Our business plan is focused on the long-term exploration and development of our mineral properties.

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending June 30, 2012.

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending June 30, 2012.

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

Phase 1 will take about 3 months and cost approximately $25,000. We currently do not have adequate capital to complete the various stages of Phase 1 and will be required to raise additional funds as we expend cash on general and administrative expenses.

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

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending June 30, 2012.

On October 27, 2009, we entered into a Property Option Agreement with Wilpena Resources Ltd. Pty. We recently commenced exploration on the Wilpena Property. Under the terms of the agreement, we have received an exclusive option to acquire an undivided 100% interest in the mining claim known as the Wilpena Property situated in central Queensland, Australia. In consideration of the option, we have issued 45,000 common shares to Wilpena Resources Ltd. Pty. In addition we will incur expenditures or make cash payments to Wilpena Resources for any shortfall in the amounts of $25,000 by April 27, 2010 and an additional $50,000 before October 27, 2010. Wilpena Resources Ltd. Pty. has agreed to accept the April 27, 2010 and the October 27, 2010 payments in common stock of the Company at a price per share of $0.20. The 250,000 shares related to the October 27, 2010 payment requirement were issued on May 20, 2011.

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

Three and Six Months Ended June 30, 2011 and 2010

During the three months ended June 30, 2011, operating expenses totaled $58,555, all for general and administrative activities and mineral exploration costs, and we experienced a net loss of $58,555 against no revenues. During the three months ended June 30, 2010, operating expenses totaled $31,974 including general and administrative expense of $6,974 and $25,000 in mineral exploration costs and we experienced a net loss of $31,974 against no revenues.

During the six months ended June 30, 2011, operating expenses totaled $63,905, including general and administrative expense of $13,905 and mineral exploration cost of $50,000, and we experienced a net loss of $63,905 against no revenues. During the six months ended June 30, 2010, operating expenses totaled $42,093 including general and administrative expense of $17,093 and $25,000 in mineral exploration costs and we experienced a net loss of $42,093 against no revenues.

Financial Condition, Liquidity and Capital Resources

Since inception on February 10, 2006, we have been engaged in exploration and acquisition of mineral properties. Our principal capital resources have been acquired through the issuance of common stock.

At June 30, 2011 we had a working capital of $18,575.

At June 30, 2011 our total assets of $29,825 consists of cash of $25,325 and mineral property interest of $4,500. This compares with our assets at December 31, 2010 of $43,930 which consisted of cash of $39,430 and mineral property interest of $4,500.

At June 30, 2011 our total liabilities were $6,750, compared to our liabilities of $6,950 as at December 31, 2010.

We have had no revenues from inception. At present, we have sufficient funding to complete Phase 1 of our exploration program but as we expend cash on general and administrative expenses we may need additional capital to complete Phase I.

We have no external sources of liquidity in the form of credit lines from banks. Based on the plan of operation described below, management believes that our available cash will not be sufficient to fund our immediate working capital requirements for the next 12 months.

Plan of Operations

Cash Requirements

For the next 12 months we plan to expend a total of approximately $145,000 in respect of our mineral properties and administrative expenses.  We currently do not have enough cash to complete our 12 month plan.

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

Over the next twelve months we intend to use all available funds to expand on the exploration and development of our mineral properties, as follows:

Estimated Funding Required During the Next Twelve Months

Operations
Working Capital	$10,000
Wilpena Exploration costs	100,000
Mt. Cotton Phase 1 exploration	25,300
General and Administrative	10,000
Total	$145,300

Going Concern

Due to our being an exploration stage company and having generated no revenues since inception, in the financial statements for the year ended December 31, 2010, our auditors included an explanatory paragraph in their report regarding substantial doubt about our ability to continue as a going concern.  Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

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

We have historically incurred losses, and through June 30, 2011 have incurred losses of $227,425 from our inception.   We intend to raise additional working capital through a private placement.

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

Our current operating funds are less than necessary to complete all intended exploration of the property, and therefore we will need to obtain additional financing in order to complete our business plan.  As of June 30, 2011 we had cash in the amount of $25,325. We currently have minimal operations and we have no income.

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

We have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

-	Our ability to locate a profitable mineral property;
-	Our ability to generate revenues; and
-	Our ability to reduce exploration costs.

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

Our By-laws contain provisions with respect to the indemnification of our officer and directors against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment, actually and reasonably incurred by him, including an amount paid to settle an action or satisfy a judgment in a civil, criminal or administrative action or proceeding to which he is made a party by reason of his being or having been one of our directors or officer.

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

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being June 30, 2011, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer/Chief Financial Officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report.

There have been no changes in our company's internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer/Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibits Required by Item 601 of Regulation S-B.

Exhibit Number/Description

(3)	Charter and By-laws

3.1	Articles of Incorporation (incorporated by reference to the Company's S-1 Registration Statement filed August13, 2008).

3.2	Bylaws (incorporated by reference to the Company's S-1 Registration Statement filed August 13, 2008).

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics

(31)	Section 302 Certification

31.1	Certification of Greg Curson

31.2	Certification of Greg Curson

(32)	Section 906 Certification

32.1	Certification of Greg Curson

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AYERS EXPLORATION INC.

Date: August 18, 2011	By:	/s/ Greg Curson
Greg Curson President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)