Form 10-Q
period 2011-09-30
AYERS EXPLORATION INC.
filed 2011-11-10
CIK 1438660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

6,435,000 common shares issued and outstanding as of November 10, 2011.

Transitional Small Business Disclosure Format (Check one):   Yes ☐   No ☒.

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .  Yes ☒    No ☐

AYERS EXPLORATION INC.
(An Exploration Stage Company)
BALANCE SHEETS

	September, 30 2011 $	December 31, 2010 $
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	21,721	39,430

Total Current Assets	21,721	39,430

Mineral property interest	4,500	4,500

Total Assets	26,221	43,930

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES

CURRENT LIABILITIES

Accounts payable and accrued liabilities	8,857	1,850
Due to related party	-	5,100

Total Current Liabilities	8,857	6,950

Total Liabilities	8,857	6,950

SHAREHOLDERS’ EQUITY

Common stock, $.001 par value, 30,000,000 shares authorized, 6,435,000 and 6,185,000 shares issued and outstanding at September 30, 2011 and December 31, 2010 respectively	6,435	6,185
Additional paid in capital	244,065	194,315
Deficit accumulated during the exploration stage	(233,136)	(163,520)

Total Shareholders’ Equity	17,364	36,980

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	26,221	43,930

The accompanying notes are an integral part of these financial statements

AYERS EXPLORATION INC.
 (An Exploration Stage Company)
STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 2011 and 2010
and Period from February 10, 2006 (Inception) through September 30, 2011
(Unaudited)

	Three Months Ended September 30, 2011 $	Three Months Ended September 30, 2010 $	Nine Months Ended September 30, 2011 $	Nine Months Ended September 30, 2010 $	February 10, 2006 (Inception) to September 30, 2011 $

EXPENSES

General and administrative	5,711	22,331	19,616	39,424	107,630
Mineral exploration	-	-	50,000	25,000	127,000

Total expenses	5,711	22,331	69,616	64,424	234,630

OTHER INCOME

Interest income	-	-	-	-	1,494

Total other income	-	-	-	-	1,494

NET LOSS	(5,711)	(22,331)	(69,616)	(64,424)	(233,136)

NET LOSS PER SHARE:
BASIC AND DILUTED	(0.00)	(0.00)	(0.01)	(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING:	6,435,000	6,060,000	6,306,800	5,977,857
BASIC AND DILUTED

The accompanying notes are an integral part of these financial statements

AYERS EXPLORATION INC.
 (An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2011 and 2010
and Period from February 10, 2006 (Inception) through September 30, 2011
(Unaudited)
	Nine Months Ended September 30, 2011 $	Nine Months Ended September 30, 2010 $	February 10, 2006 (Inception) to September 30, 2011 $

CASH FLOWS USED IN OPERATING ACTIVITIES

Net loss	(69,616)	(64,424)	(233,136)

Common shares issued for mineral exploration	50,000	25,000	125,000
Impairment of mineral property interest	–	–	2,000

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	7,007	625	8,857

Net Cash Used in Operating Activities	(12,609)	(38,799)	(97,279)

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash repayment to related parties	(5,100)	–	–

Cash received from sale of common stock	–	65,000	119,000

Net Cash From Financing Activities	(5,100)	65,000	119,000

NET INCREASE (DECREASE) IN CASH	(17,709)	26,201	21,721

CASH – BEGINNING	39,430	13,229	–

CASH – ENDING	21,721	39,430	21,721

Supplemental Cash Flow Information:

Cash paid for:
Interest	–	–	–
Income taxes	–	–	–

Non-cash transactions for investment activities:
Stock issued for mineral property interest	–	–	6,500

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

NOTE 3 – RELATED PARTY TRANSACTIONS AND BALANCES

As at December 31, 2010 the Company had a balance of $5,100 owed to the sole director and officer of the Company. During the nine months ended September 30, 2011 this related party made payments of $8,675 on behalf of the Company and was repaid $13,775. As at September 30, 2011, the Company owed no balance to this related party.

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

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending September 30, 2012.

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending September 30, 2012.

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

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending September 30, 2012.

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

Exploration permits can only be applied for over available ground.  Applications consist of a prescribed application form, proposed exploration program with estimated expenditure and the prescribed application fee.  An exploration permit number is assigned when the application is received.  The Queensland Mining Department then assesses the application to determine whether a company is a suitable candidate and proposes to spend sufficient funds on exploration on the license.  If the Department considers a company to be a suitable candidate, the Department then assesses the environmental impact of the proposed exploration program and also commences the native title process.  The native title process involves advertising the application for the purpose of determining whether there are any objections to the licence being granted. If there are no objections, the permit is granted.

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

Three and Nine Months Ended September 30, 2011 and 2010

During the three months ended September 30, 2011, operating expenses totaled $5,711, all for general and administrative activities, and we experienced a net loss of $5,711 against no revenues. During the three months ended September 30, 2010, operating expenses totaled $22,331 including, all for general and administrative expense, and we experienced a net loss of $22,331 against no revenues.

During the nine months ended September 30, 2011, operating expenses totaled $69,616, including general and administrative expense of $19,616 and mineral exploration cost of $50,000, and we experienced a net loss of $69,616 against no revenues. During the nine months ended September 30, 2010, operating expenses totaled $64,424 including general and administrative expense of $39,424 and $25,000 in mineral exploration costs and we experienced a net loss of $64,424 against no revenues.

Financial Condition, Liquidity and Capital Resources

Since inception on February 10, 2006, we have been engaged in exploration and acquisition of mineral properties. Our principal capital resources have been acquired through the issuance of common stock.

At September 30, 2011 we had a working capital of $12,864.

At September 30, 2011 our total assets of $26,221 consists of cash of $21,721 and mineral property interest of $4,500. This compares with our assets at December 31, 2010 of $43,930 which consisted of cash of $39,430 and mineral property interest of $4,500.

At September 30, 2011 our total liabilities were $8,857, compared to our liabilities of $6,950 as at December 31, 2010.

We have had no revenues from inception. At present, we do not have sufficient funding to complete Phase 1 and will need additional capital.

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

We have historically incurred losses, and from our inception through September 30, 2011 have incurred losses of $233,136.   We intend to raise additional working capital through a private placement.

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

Our current operating funds are less than necessary to complete all intended exploration of the property, and therefore we will need to obtain additional financing in order to complete our business plan.  As of September 30, 2011 we had cash in the amount of $21,721. We currently have minimal operations and we have no income.

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

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being September 30, 2011, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer/Chief Financial Officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Removed and Reserved.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits Required by Item 601 of Regulation S-B.

Exhibit Number/Description

(3) Charter and By-laws

3.1	Articles of Incorporation (incorporated by reference to the Company's S-1 Registration Statement filed August13, 2008).

3.2	Bylaws (incorporated by reference to the Company's S-1 Registration Statement filed August 13, 2008).

(14) Code of Ethics

14.1	Code of Business Conduct and Ethics

(31) Section 302 Certification

31.1	Certification of Greg Curson

(32) Section 906 Certification

32.1	Certification of Greg Curson

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AYERS EXPLORATION INC.

Date: November 10, 2011	By:	/s/ Greg Curson
Greg Curson President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)