Form 10-K
period 2011-12-31
AYERS EXPLORATION INC.
filed 2012-04-16
CIK 1438660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

There is no public trading market for our common shares in the United States or elsewhere. Based on the last sale price of our shares of $0.20, our aggregate market value is $1,287,000.

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

6,435,000 common shares issued and outstanding as of April 16, 2012.

Transitional Small Business Disclosure Format (Check one)  Yes  ☐   No ☒.

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒ No  ☐

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

On October 27, 2009, we entered into a Property Option Agreement with Wilpena Resources Ltd. Pty. During the year ended December 31, 2011, the Company completed the acquisition of the property. We have recently commenced exploration on the property but we estimate we will need to raise an additional $100,000 to complete exploration. Our objective is to conduct mineral exploration activities on the mineral claims in order to assess whether it possesses economic reserves of mineral clay.  We have not yet identified any economic mineralization on the property.  We have a mineral report which indicates that further exploration is warranted.  Our proposed exploration program is designed to search for an economic mineral deposit. We are still in the process of transferring title as the Queensland Mining Department (“Department”) requires that the transferee be an Australian company. As a result, we are in the process of forming a subsidiary in Queensland to effect the transfer and until then the status of the property and our ability to obtain the necessary permits remains uncertain.

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

Title to the Mt. Cotton Property

The Mt. Cotton Property consists of one parcel of land totalling 5.4 acres.  A "mineral claim" refers to a specific section of land over which a title holder owns rights to exploration to ground.  In July 2006, we entered into the Option with Redpath Clay Corp. to acquire up to a 100% interest in the Property.  Such rights may be transferred or held in trust.  The claim comprising the Mt. Cotton property is registered 100% in the name of Redpath Clay Corp.  The registration of the claims in the name of a trustee does not impact a third party's ability to commence an action against us respecting the Mt. Cotton property or to seize the claims after obtaining judgment.  Redpath Clay Corp. holds the exploration permit with the government of the State of Queensland.

Location and Access and Property Description

(1)	The Mt. Cotton Property consists of 5.4 acres located 25 miles west of Sheldon, Queensland, Australia.

(2)
The site lies to the east of Mt. Cotton Road, and is bounded by industrial properties to the south, north and east.  The site encloses an area of 5.4 acres.  The finished surface of the property consists predominately of bare earth.  The property contains several metres of fill of unknown origin.

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

In the report, Earthtech sets out to assess the extent of presence of clay soils on the property in order  to qualify the then existing EPM to mine mineralized clay for use in the manufacture of bricks.  The work-scope of the report included assessment of the depth, lateral extent and composition of clay soils on the property.  The detection of any Acid Sulphate Soils and or contaminated surface soils was used to highlight and define any constraints that may be placed on the proposed mining activities because of their presence.

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

Reports Conclusions

The natural clay soils encountered over much of the Mt. Cotton Property to depths ranging from 8 to 43 feet, consist of medium plasticity sandy and silty clays.  Conditions encountered in the boreholes indicate that the excavation of materials ranging from 13 feet to deeper than 43 feet will be possible using conventional excavation and earthmoving equipment such as dozers, backhoes and medium sized excavators.  Based on the four boreholes drilled in an area of about 262 feet by 427 feet, the report estimates that about 91,557 cubic yards of extractable clay is present.

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

Phase 1 will take about 3 months and cost approximately $25,300. We currently do not have adequate capital to complete the various stages of Phase 1 and will be required to raise additional funds as we expend cash on general and administrative expenses.

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

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending December 31, 2012.

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending December 31, 2012.

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

Exploration permits can only be applied for over available ground.  Applications consist of a prescribed application form, proposed exploration program with estimated expenditure and the prescribed application fee.  An exploration permit number is assigned when the application is received.  The Department then assesses the application to determine whether a company is a suitable candidate and proposes to spend sufficient funds on exploration on the license.  If the Department considers a company to be a suitable candidate, the Department then assesses the environmental impact of the proposed exploration program and also commences the native title process.  The native title process involves advertising the application for the purpose of determining whether there are any objections to the licence being granted. If there are no objections, the permit is granted.

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

Our independent registered public accounting firm’s report to our audited financial statements for the period ended December 31, 2011 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations and our dependence upon adequate financing to pay our liabilities.  If we are not able to continue as a going concern, it is likely investors will lose their investments.

If we do not obtain additional financing, our business will fail.

Our current operating funds are less than necessary to complete all intended exploration of the property, and therefore we will need to obtain additional financing in order to complete our business plan.  As of December 31, 2011 we had cash in the amount of $20,456. We currently have minimal operations and we have no income.

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

If we are unable to transfer title of our properties into the Company, we will not be able to execute on our current business plan and will have to expend additional resources searching for a suitable property.

We are still in the process of transferring title to our Wilpena property. The Department requires all transferees to be Australian companies. The Company is currently forming a Queensland subsidiary but at this time the status of the transfer and the ability of the Company to obtain the necessary permits to commence operations remains uncertain. In the event the Company is unable to effect the transfer or is denied the necessary permits by the Department, we will not be able to execute on our current business plan and will have to expend additional resources identifying and exploring other mineral properties, the results of which may be unsuccessful.

Because we have commenced limited business operations, we face a high risk of business failure.

We were incorporated on February 10, 2006 and have been involved primarily in organizational activities and the acquisition of our mineral properties.  We have not earned any revenues as of the date of this prospectus.

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

Our administrative office is located at 6 Harston Avenue, Mosmon, Sydney Australia 2088. Our telephone number is 61 411-199-319.

We have an option to acquire a 100% interest in the Mt. Cotton mining claim, (hereinafter referred to as the "Mt. Cotton Property"). The option was granted for an initial issuance of 200,000 common shares of our Company to Redpath Clay Corp.  Title to the Mt. Cotton Property is held by Redpath.  We have not taken any actions to further our business plan since July 2006.

On October 27, 2009, we entered into a Property Option Agreement with Wilpena Resources Ltd. Pty. We have recently commenced exploration on the property.  Under the terms of the agreement, we have received an exclusive option to acquire an undivided 100% interest in the mining claim known as the Wilpena Property situated in central Queensland, Australia. In consideration of the option, we have issued 45,000 common shares to Wilpena Resources Ltd. Pty. We were required to incur expenditures or make cash payments to Wilpena Resources for any shortfall in the amounts of $25,000 by April 27, 2010 and an additional $50,000 before October 27, 2010. Wilpena Resources Ltd. Pty. agreed to accept the April 27, 2010 and the October 27, 2010 payment in common stock of the Company. During the year ended December 31, 2011, the Company completed the acquisition of the property.

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

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31, 2011.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

There is currently no market for our common stock.

As of April 16, 2012 there were 47 shareholders and 6,435,000 shares outstanding.

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

Recent Sales of Unregistered Securities

250,000 shares of common stock were issued on May 20, 2011 to Wilpena Resources Ltd. Pty. In lieu of payment under the terms of the Property Option Agreement.

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

Based on our current plan of operations, we do have sufficient funds for the next 6 months and need to raise or borrow additional funds to continue our operations. In the event that we are unable to raise additional financing in the next 6 months, and fail to generate any cash flow, we may modify our operations plan accordingly. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

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

At December 31, 2011, we had a working capital of $9,373.

At December 31, 2011, we had total assets of $24,956 which consists of cash of $20,456 and mineral property interest of $4,500. This compares with our assets at December 31, 2010, of $43,930 which consisted of cash of $39,430 and mineral property interest of $4,500.

At December 31, 2011, our total liabilities were $11,083, compared to our liabilities of $6,950 as at December 31, 2010.

We have had no revenues from inception. At present, we do not have sufficient funding to complete Phase 1 of our program and we will need additional capital.

We have no external sources of liquidity in the form of credit lines from banks. Based on the plan of operation described above, management believes that our available cash will not be sufficient to fund our immediate working capital requirements for the next 12 months.

Results of Operations.

We posted losses of $73,107 for the year ending December 31, 2011, losses of $118,724 for the year ended December 31, 2010, and losses of $236,627 since inception to December 31, 2011. The component of the loss for 2011 was for general and administrative expenses of $23,107 and exploration costs of $50,000. During 2010, the losses resulted from general and administrative expense of $41,724 and mineral exploration expenses of $77,000. Our general and administrative expenses were higher in 2010 largely due to the consulting fees of $14,000 we paid to market maker and consulting fees of $4,390 for our operation in Australia in 2010 which were absent in 2011.

Product Research and Development

Our business plan is focused on the long-term exploration and development of our mineral properties.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending December 31, 2012.

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

Going Concern

Due to our being a exploration stage company and not having generated revenues, in the  financial statements for the year ended December 31, 2011, our independent registered public accountant included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.  Our  financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies.  We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

We have historically incurred losses, and through December 31, 2011 have incurred losses of $236,627 from our inception.   We will require additional working capital to develop our business operations.

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

The following  financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm, dated April 11, 2012.

Balance Sheets as at December 31, 2011 and 2010.

Statements of Operations for each of the years ended December 31, 2011 and 2010 and for the period from February 10, 2006 (inception) through December 31, 2011.

Statements of Cash Flows for each of the years ended December 31, 2011 and 2010 and for the period from February 10,  2006 (inception) through December 31, 2011.

Statements of Stockholders' Equity for the period from February 10, 2006 (inception) through December 31, 2011.

Notes to the Financial Statements

LBB & ASSOCIATES LTD., LLP
10260 Westheimer Road, Suite 310
Houston, TX 77042
Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Ayers Exploration Inc.
(An Exploration Stage Company)
Mosman, Sydney, Australia

We have audited the accompanying balance sheet of Ayers Exploration Inc. (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, stockholders' equity, and cash flows for each of the years then ended and for the period from February 10, 2006 (inception) through December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ayers Exploration Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years then ended and for the period from February 10, 2006 (inception) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's absence of revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2012 raise substantial doubt about its ability to continue as a going concern. The 2011 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP
LBB & Associates Ltd., LLP

Houston, Texas
April 11, 2012

AYERS EXPLORATION INC.
(An Exploration Stage Company)
BALANCE SHEETS

	December 31, 2011 $	December 31, 2010 $

ASSETS

CURRENT ASSETS

Cash	20,456	39,430

Total Current Assets	20,456	39,430

Mineral property interest	4,500	4,500

Total Assets	24,956	43,930

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

CURRENT LIABILITIES

Accounts payable and accrued liabilities	11,083	1,850
Due to related party	-	5,100

Total Current Liabilities	11,083	6,950

Total Liabilities	11,083	6,950

Commitment

STOCKHOLDERS’ EQUITY

Common stock, $.001 par value, 30,000,000 shares authorized, 6,435,000 and 6,185,000 shares issued and outstanding at December 31, 2011 and December 31, 2010 respectively	6,435	6,185
Additional paid in capital	244,065	194,315
Deficit accumulated during the exploration stage	(236,627)	(163,520)

Total Stockholders’ Equity	13,873	36,980

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	24,956	43,930

The accompanying notes are an integral part of these financial statements

AYERS EXPLORATION INC.
 (An Exploration Stage Company)
STATEMENTS OF OPERATIONS
Years Ended December 31, 2011 and 2010
and Period from February 10, 2006 (Inception) through December 31, 2011

	Year Ended December 31, 2011 $	Year Ended December 31, 2010 $	February 10, 2006 (Inception) to December 31, 2011 $

EXPENSES

General and administrative	23,107	41,724	111,121
Mineral exploration	50,000	77,000	127,000

Total Expenses	73,107	118,724	238,121

OTHER INCOME

Interest income	-	-	1,494

Total Other Income	-	-	1,494

NET LOSS	(73,107)	(118,724)	(236,627)

NET LOSS PER SHARE : BASIC AND DILUTED	(0.01)	(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	6,339,110	5,959,452

The accompanying notes are an integral part of these financial statements

AYERS EXPLORATION INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY
Period from February 10, 2006 (Inception) through December 31, 2011

	Common stock		Additional paid in	Accumulated deficit during the exploration
	Shares	Amount $	capital $	stage $	Total $
Issuance of common stock for cash	5,490,000	5,490	48,510	–	54,000
Issuance of common stock for mineral property interest acquisition	200,000	200	1,800	–	2,000
Net loss	–	–	–	(114)	(114)
Balance, December 31, 2006	5,690,000	5,690	50,310	(114)	55,886
Net loss	–	–	–	(2,121)	(2,121)
Balance, December 31, 2007	5,690,000	5,690	50,310	(2,235)	53,765
Net loss	–	–	–	(23,711)	(23,711)
Balance, December 31, 2008	5,690,000	5,690	50,310	(25,946)	30,054
Issuance of common stock for mineral property interest acquisition	45,000	45	4,455	–	4,500
Net loss	–	–	–	(18,850)	(18,850)
Balance, December 31, 2009	5,735,000	5,735	54,765	(44,796)	15,704
Issuance of common stock for cash	325,000	325	64,675	–	65,000
Common stock issued for mineral exploration	125,000	125	74,875	–	75,000
Net loss	–	–	–	(118,724)	(118,724)
Balance, December 31, 2010	6,185,000	6,185	194,315	(163,520)	36,980
Common stock issued for mineral exploration	250,000	250	49,750	–	50,000
Net loss	–	–	–	(73,107)	(73,107)
Balance, December 31, 2011	6,435,000	6,435	244,065	(236,627)	13,873

The accompanying notes are an integral part of these financial statements

AYERS EXPLORATION INC.
 (An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2011 and 2010
and Period from February 10, 2006 (Inception) through December 31, 2011

	Year Ended December 31, 2011 $	Year Ended December 31, 2010 $	February 10, 2006 (Inception) to December 31, 2011 $

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(73,107)	(118,724)	(236,627)

Common shares issued for mineral exploration	50,000	75,000	125,000

Impairment of mineral property interest	–	2,000	2,000

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	9,233	(175)	11,083

Net Cash Used in Operating Activities	(13,874)	(41,899)	(98,544)

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash proceeds (repayment) to related parties	(5,100)	3,100	–

Cash received from sale of common stock	–	65,000	119,000

Net Cash Provided by (Used in) Financing Activities	(5,100)	68,100	119,000

NET CHANGE IN CASH	(18,974)	26,201	20,456

CASH – BEGINNING	39,430	13,229	–

CASH – ENDING	20,456	39,430	20,456

Supplemental Cash Flow Information:

Cash paid for:
Interest	–	–	–
Income taxes	–	–	–

Non-cash transactions:
Stock issued for mineral property interest	–	–	6,500

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

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with ASC 830, ‘‘Foreign Currency Matters’’, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at the exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

Mineral Interest

Mineral property acquisition costs are capitalized in accordance with ASC 930. Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. To date the Company has not established any reserves on its mineral properties.

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

Financial Instruments

As of December 31, 2011, the Company's financial instruments consist of cash and accounts payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. Because of the short maturity of such assets and liabilities the fair value of the financial instrument approximates its carrying value, unless otherwise noted.

Newly Adopted Accounting Pronouncements

Management does not expect the future adoption of any recently issued accounting pronouncement to have a significant impact on its financial position, results of operations, or cash flows.

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

If and when the Option has been exercised, a 100% undivided right, title and interest in and to the Property will vest in the Company. The Company impaired the $2,000 carry value due to uncertainty about the Company’s ability to pursue the claim in 2010. Title to the Mt. Cotton property is held by Redpath. We have not taken any action to further our business plan since July 2006.

Wilpena Property

On October 27, 2009 Company entered into a Property Option Agreement with Wilpena Resources Ltd. Pty., which grants the Company exclusive option (the “Wilpena Option”) to acquire an undivided 100% interest in the mining claim known as the Wilpena Property situated in central Queensland, Australia. During the year ended December 31, 2011 the Company completed the acquisition of the property.

We are still in the process of transferring title as the Queensland Mining Department requires the transferee to be an Australian company. As a result, we are in the process of forming a subsidiary in Queensland to effect the transfer and until then the status of the property and our ability to obtain the necessary permits remains uncertain.

NOTE 4 – DUE TO RELATED PARTY

As at December 31, 2010 the Company had a balance of $5,100 owed to the sole director and officer of the Company. During the year ended December 31, 2011 this related party made payments of $8,675 on behalf of the Company and was repaid $13,775.

NOTE 5 – COMMON STOCK

On March 5, 2010 the Company received subscription proceeds of $15,000 from the President of the Company for 75,000 common shares of the Company at $0.20 per share.

On March 8, 2010 the Company  entered into a Share Issuance Agreement (the "Agreement") with SK Capital Corp., ("SK"), whereby the Company has the right to request that SK purchase up to $250,000 of the Company's securities  until  March 8, 2012.

Under the terms of the Agreement, the Company may from time to time request a purchase from SK up to $50,000 (each, an "Advance") per request for operating expenses, acquisitions, working capital and general corporate activities. Following receipt of any Advance the Company shall sell and issue SK common shares at a price of $0.20 per share.

In March 2010, the Company requested and received an Advance from SK in the amount of $50,000 in exchange for 250,000 common shares of the Company. There was no other Advance from SK before the expiration of the Agreement on March 8, 2012.

In April 2010, the Company issued 125,000 common shares of the Company valued at $75,000 as payment for shortfall of exploration work on the Wilpena Property.

On May 20, 2011 the Company issued 250,000 common shares of the Company valued at $50,000 as payment for shortfall of exploration work on the Wilpena Property. This exploration work program was the final step in acquiring the property.

NOTE 6 – INCOME TAXES

The Company follows Statement of ASC 740 "Income Taxes." Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The provision for refundable Federal income tax consists of the following:

	December 31,	December 31,
	2011	2010
Refundable Federal income tax attributable to:
Current operations	$24,800	$40,300
Less, change in valuation allowance	(24,800)	(40,300)
Net refundable amount	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising the Company’s net deferred tax amount is as follows:

	December 31,	December 31,
	2010	2010
Deferred tax asset attributable to:
Net operating loss carryover	$80,300	$55,500
Less, valuation allowance	(80,300)	(55,500)
Net deferred tax asset	$-	$-

At December 31, 2011, the Company had an unused net operating loss carryover approximating $236,600 that is available to offset future taxable income, which expires beginning in 2026.

NOTE 7 – SUBSEQUENT EVENT

On March 29, 2012 the Company issued a promissory note to a director of the Company for cash proceeds of $8,500 at simple annual interest rate of 7%. The promissory note is unsecured and matures on March 29, 2014, after which date interest is increased to 12% per annum on the total outstanding balance including the principal amount and interest accrued up to March 29, 2014.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Management's Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

As of December 31, 2011, the year end period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President/Treasurer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report due to lack of segregation of duties. There have been no changes in our internal controls over financial reporting that occurred during the fiscal year ended December 31, 2011, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

The management concludes that the impact of inadequate segregation of duties is immaterial due to the fact that we have a small operation with limited transactions, and all transactions are approved and carried out by the management.

The Company is taking steps to enhance and improve the design of its internal controls over financial reporting. To remediate such weaknesses, the Company is currently in search of additional qualified personnel to join the Company.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management has employed a framework consistent with Exchange Act Rule 13a-15(c), to evaluate internal control over financial reporting described below. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principals.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of and for the year ended December 31, 2011. As a result of this assessment, our President/Treasurer concluded that, as of and for the year ended December 31, 2011, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of the year and quarter ended December 31, 2011. The ineffective internal control was due to lack of segregation of duties.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officer, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICER, PROMOTERS AND CONTROL PERSONS

As at April 16, 2012, our directors and executive officers and control persons, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Greg Curson	Director, President , Secretary, Treasurer	53	February 10, 2006
Bruce Drury	Director, Vice President Exploration	44	January 15, 2010

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Greg Curson. Since 2000, Mr. Curson has been the President of World Brands Management Pty. Ltd., the sole Australian and New Zealand distributor for Diesel, Nautica and Pony. In 1973, Mr. Curson graduated from the Advanced College of Business Technology Ultimo Sydney with a Diploma in Real Estate.

Bruce Drury.  From 2004 to 2012, Mr Drury has been as a mining consultant for mine exploration and development companies in Australia and Papua New Guinea including New Holland Mining, Peel Explorations and Royal Resources Mining. Mr. Drury is a graduate of The School of Geosciences at Monash University in Melbourne Australia.

Committees of the Board

Currently our company has the following committees:

•	Audit Committee;

•	Nominating and Corporate Governance Committee; and

•	Compensation Committee.

Our Audit Committee is currently made up of Greg Curson and Bruce Drury.  The Audit Committee is governed by the Audit Committee Charter adopted by the board of directors on November 22, 2006.

Our Nominating and Corporate Governance Committee is currently made up of Greg Curson and Bruce Drury.  The Nominating and Corporate Governance Committee is governed by the Nominating and Corporate Governance Committee Charter adopted by the board of directors on November 22, 2006.

Our Compensation Committee is currently made up of Greg Curson and Bruce Drury.  The Compensation Committee is governed by the Compensation Committee Charter adopted by the board of directors on November 22, 2006.

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

None of the current directors or officers of our company are related by blood or marriage.

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

Our Code of Business Conduct and Ethics is filed with the Securities and Exchange Commission as Exhibit 14.1 to this annual report.  We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request.  Requests can be sent to: Ayers Exploration Inc. 6 Harston Avenue, Mosman, Sydney Australia 2088.

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

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights to any officer, directors, consultants or employees of ours during the fiscal year ended December 31, 2011.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Values

There were no stock options outstanding as at December 31, 2011.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended December 31, 2011.

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

The following table sets forth, as at April 16, 2012, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officer.  Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Greg Curson 6 Harston Ave Sydney, NSW Australia 2088	2,075,000	32%
Bruce Drury 127 Kent Street Sydney, NS Australia, B1S 2X7	0	0%
Martin Chimes 26 Cowan Drive Cottage Point Sydney 2084 Australia	450,000	7%
Teresa Curson 6 Harston Avenue Mosmon, Sydney 2088 Australia	420,000	6.5%
Brian Hamilton 6/22 Central Ave Manly, Sydney 2095 Australia	480,000	7.4%
Lisa Aloe 20 Campbell Ave Leichhardt, Sydney 2040 Australia	450,000	7%
Wilpena Resources Ltd. Pty. 2404 Logan Rd 8 Mile Plains Old OLD, Australia	375,000	5.8%
Directors and Executive Officer as a Group	2,075,000	32%

(1)
Based on 6,435,000 shares of common stock issued and outstanding as of April 16, 2012.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

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

Audit Fees

The aggregate fees billed by LBB & Associates Ltd., LLP for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-K for each of the fiscal years ended December 31, 2011 and 2010 were $7,500 and $6,000 respectively.

Audit Related Fees

For the fiscal years ended December 31, 2011 and 2010, the aggregate fees billed for assurance and related services LBB & Associates Ltd., LLP relating to the performance of the audit of our financial statements which are not by reported under the caption "Audit Fees" above, were $6,265 and $4,950, respectively.

Tax Fees

For the fiscal year ended December 31, 2011, the aggregate fees billed by LBB & Associates Ltd., LLP for other non-audit professional services, other than those services listed above, totalled $0.

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

Item 15.	Exhibits.

Exhibit Number and Exhibit Title

(3)	Charter and By-laws

3.1	Articles of Incorporation (incorporated by reference from our S-1 Registration Statement filed August 13, 2008).

3.2	Bylaws (incorporated by reference from our SB-2 Registration Statement filed August 13, 2008).

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics

(31)	Section 302 Certification

31.1	Certification of Greg Curson

(32)	Section 906 Certification

32.1	Certification of Greg Curson

(101)	XBRL List

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

Ayers Exploration, Inc.

Date: April 16, 2012	By:	/s/ Greg Curson
Greg Curson,
President, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Greg Curson
Greg Curson	President, Secretary and Treasurer	April 16, 2012