Form 10-Q
period 2012-03-31
AYERS EXPLORATION INC.
filed 2012-05-14
CIK 1438660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___to ___

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

6,435,000 common shares issued and outstanding as of May 14, 2012.

Transitional Small Business Disclosure Format (Check one): Yes  ☐ No  ☒

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒ No  ☐

AYERS EXPLORATION INC.
(An Exploration Stage Company)
BALANCE SHEETS

	March 31, 2012 $	December 31, 2011 $
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	20,456	20,456

Total Current Assets	20,456	20,456

Mineral property interest	4,500	4,500

Total Assets	24,956	24,956

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

CURRENT LIABILITIES

Accounts payable and accrued liabilities	8,948	11,083

Total Current Liabilities	8,948	11,083

Note payable – related party	8,500	-
Total Liabilities	17,448	11,083

STOCKHOLDERS’ EQUITY

Common stock, $.001 par value, 30,000,000 shares authorized, 6,435,000 shares issued and outstanding	6,435	6,435
Additional paid in capital	244,065	244,065
Deficit accumulated during the exploration stage	(242,992)	(236,627)

Total Stockholders’ Equity	7,508	13,873

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	24,956	24,956

The accompanying notes are an integral part of these financial statements

AYERS EXPLORATION INC.
 (An Exploration Stage Company)
STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2012 and 2011
Period from February 10, 2006 (Inception) through March 31, 2012
(Unaudited)

	Three Months Ended March 31, 2012 $	Three Months Ended March 31, 2011 $	February 10, 2006 (Inception) to March 31, 2012 $

EXPENSES

General and administrative	5,830	5,350	116,951
Mineral exploration	-	-	127,000

Total Expenses	5,830	5,350	243,951

OTHER INCOME (EXPENSE)

Interest income (expense)	(535)	-	959

Total Other Income (Expense)	(535)	-	959

NET LOSS	(6,365)	(5,350)	(242,992)

NET LOSS PER SHARE:
BASIC AND DILUTED	(0.00)	(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	6,435,000	6,185,000

The accompanying notes are an integral part of these financial statements

AYERS EXPLORATION INC.
 (An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2012 and 2011
Period from February 10, 2006 (Inception) through March 31, 2012
(Unaudited)

	Three Months Ended March 31, 2012 $	Three Months Ended March 31, 2011 $	February 10, 2006 (Inception) to March 31, 2012 $

CASH FLOWS USED IN OPERATING ACTIVITIES

Net loss	(6,365)	(5,350)	(242,992)

Common shares issued for mineral exploration	–	–	125,000

Impairment of mineral property interest	–	–	2,000
Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	(2,135)	5,350	8,948

Net Cash Used in Operating Activities	(8,500)	–	(107,044)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from note payable – related party	8,500	–	8,500

Cash received from sale of common stock	–	–	119,000

Net Cash From Financing Activities	8,500	–	127,500

NET CHANGE IN CASH	–	–	20,456

CASH – BEGINNING	20,456	39,430	–

CASH – ENDING	20,456	39,430	20,456

Supplemental Cash Flow Information:

Cash paid for:
Interest	–	–	–
Income taxes	–	–	–

Non-cash transactions:
Stock issued for mineral property interest	–	–	6,500

The accompanying notes are an integral part of these financial statements

AYERS EXPLORATION INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Ayers Exploration Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2011 as reported in Form 10-K, have been omitted.

NOTE 2 – PROMISSORY NOTE – RELATED PARTY

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

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending March 31, 2013.

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending March 31, 2013.

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

Three Months Ended March 31, 2012 and 2011

During the three months ended March 31, 2012, we incurred $5,830 for general and administrative activities and interest expense of $535, resulting in a net loss of $6,365 against no revenues. During the three months ended March 31, 2011, operating expenses totaled $5,350 all for general and administrative expense, and we experienced a net loss of $5,350 against no revenues.

Financial Condition, Liquidity and Capital Resources

Since inception on February 10, 2006, we have been engaged in exploration and acquisition of mineral properties. Our principal capital resources have been acquired through the issuance of common stock.

At March 31, 2012 we had working capital of $11,508.

At March 31, 2012 our total assets of $24,956 consisted of cash of $20,456 and a mineral property interest of $4,500. This compares with our assets at December 31, 2011 of $24,956, which consisted of cash of $20,456 and a mineral property interest of $4,500.

At March 31, 2012 our total liabilities were $17,448, compared to our liabilities of $11,083 as at December 31, 2011.

We have had no revenues from inception.  We have no external sources of liquidity in the form of credit lines from banks. Based on the plan of operation described below, management believes that our available cash will not be sufficient to fund our immediate working capital requirements for the next 12 months.

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

Going Concern

Due to our being an exploration stage company and having generated no revenues since inception, in the financial statements for the year ended December 31, 2011, our auditors included an explanatory paragraph in their report raising substantial doubt about our ability to continue as a going concern.  Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

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

We have historically incurred losses, and through March 31, 2012 have incurred losses of $242,992 from our inception.   We intend to raise additional working capital through one or more private placements of our common shares.

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

Our current operating funds are less than necessary to complete all intended exploration of the property, and therefore we will need to obtain additional financing in order to complete our business plan. As of March 31, 2012, we had cash in the amount of $20,456. We currently have minimal operations and we have no income.

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

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being March 31, 2012, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer/Chief Financial Officer concluded that our company's disclosure controls and procedures are not effective as at the end of the period covered by this report.

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

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Item 5.    Other Information.

On April 20, 2012, Greg Curson resigned as President, Treasurer, Chief Financial Officer, Chief Executive Officer and member of the board of directors of the Company. On April 20, 2012, Bruce Drury, our Vice President Engineering and member of the board of directors, was appointed President, Treasurer, Chief Executive Officer and Chief Financial Officer of the Company.

Item 6.    Exhibits.

Exhibits Required by Item 601 of Regulation S-B.

Exhibit Number/Description

(3)    Charter and By-laws

3.1	Articles of Incorporation (incorporated by reference to the Company's S-1 Registration Statement filed August13, 2008).

3.2	Bylaws (incorporated by reference to the Company's S-1 Registration Statement filed August 13, 2008).

(31)    Section 302 Certification

31.1	Certification of Bruce Drury

31.2	Certification of Bruce Drury

(32)    Section 906 Certification

32.1	Certification of Bruce Drury

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

AYERS EXPLORATION INC.

Date: May 14, 2012	By:	/s/ Bruce Drury
Bruce Drury,
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)