Form 10-Q
period 2012-06-30
AYERS EXPLORATION INC.
filed 2012-08-20
CIK 1438660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [_____] to [____]

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

6,435,000 common shares issued and outstanding as of August 20, 2012.

Transitional Small Business Disclosure Format (Check one):   Yes ☐   No ☒.

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .  Yes ☒   No ☐

AYERS EXPLORATION INC.
(An Exploration Stage Company)
BALANCE SHEETS

	June 30, 2012 $	December 31, 2011 $
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	19,657	20,456

Total Current Assets	19,657	20,456

Mineral property interest	4,500	4,500

Total Assets	24,157	24,956

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES

CURRENT LIABILITIES

Accounts payable and accrued liabilities	18,174	11,083
Accrued interest – related party	149	-

Total Current Liabilities	18,323	11,083

Note payable – related party	8,500	-
Total Liabilities	26,823	11,083

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock, $.001 par value, 30,000,000 shares authorized, 6,435,000 shares issued and outstanding	6,435	6,435
Additional paid in capital	244,065	244,065
Deficit accumulated during the exploration stage	(253,166)	(236,627)

Total Stockholders’ Equity (Deficit)	(2,666)	13,873

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	24,157	24,956

The accompanying notes are an integral part of these financial statements

AYERS EXPLORATION INC.
 (An Exploration Stage Company)
STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 2012 and 2011
Period from February 10, 2006 (Inception) through June 30, 2012
(Unaudited)

	Three Months Ended June 30, 2012 $	Three Months Ended June 30, 2011 $	Six Months Ended June 30, 2012 $	Six Months Ended June 30, 2011 $	February 10, 2006 (Inception) to June 30, 2012 $

EXPENSES

General and administrative	10,025	8,555	15,855	13,905	126,976
Mineral exploration	-	50,000	-	50,000	127,000

Total Expenses	(10,025)	(58,555)	(15,855)	(63,905)	(253,976)

OTHER INCOME (EXPENSE)
Interest income (expense)	(149)	-	(684)	-	810

Total Other Income (Expense)	(149)	-	(684)	-	810

NET LOSS	(10,174)	(58,555)	(16,539)	(63,905)	(253,166)

NET LOSS PER SHARE: BASIC AND DILUTED	(0.00)	(0.01)	(0.00)	(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	6,435,000	6,297,600	6,435,000	6,241,600

The accompanying notes are an integral part of these financial statements

AYERS EXPLORATION INC.
 (An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2012 and 2011
Period from February 10, 2006 (Inception) through June 30, 2012
(Unaudited)

	Six Months Ended June 30, 2012 $	Six Months Ended June 30, 2011 $	February 10, 2006 (Inception) to June 30, 2012 $

CASH FLOWS USED IN OPERATING ACTIVITIES

Net loss	(16,539)	(63,905)	(253,166)

Common shares issued for mineral exploration	–	50,000	125,000

Impairment of mineral property interest	–	–	2,000
Changes in operating assets and liabilities:

Accrued interest – related party	149	–	149
Accounts payable and accrued liabilities	7,091	2,810	18,174

Net Cash Used in Operating Activities	(9,299)	(11,095)	(107,843)

CASH FLOWS FROM FINANCING ACTIVITIES Cash received from (repayment to) related party	8,500	(3,010)	8,500

Cash received from sale of common stock	–	–	119,000

Net Cash From Financing Activities	8,500	(3,010)	127,500

NET CHANGE IN CASH	(799)	(14,105)	19,657

CASH – BEGINNING	20,456	39,430	–

CASH – ENDING	19,657	25,325	19,657

Supplemental Cash Flow Information:

Cash paid for:
Interest	535	–	535
Income taxes	–	–	–

Non-cash transactions:
Stock issued for mineral property interest	–	–	6,500

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

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending June 30, 2013.

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending June 30, 2013.

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

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending June 30, 2013.

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

Six Months Ended June 30, 2012 and 2011

During the six months ended June, 2012, we incurred $15,855 for general and administrative activities and interest expense of $684, resulting in a net loss of $16,539 against no revenues. During the six months ended June 30, 2011, operating expenses totaled $63,905 including general and administrative expense of $13,905 and mineral exploration cost of $50,000, resulting in a net loss of $63,905 with no revenues.

Three Months Ended June 30, 2012 and 2011

During the three months ended June 30, 2012, we incurred $10,025 for general and administrative activities and interest expense of $149, resulting in a net loss of $10,174 against no revenues. During the three months ended June 30, 2011, operating expenses totaled $58,555 including general and administrative expense of $8,555 and mineral exploration cost of $50,000, resulting in a net loss of $58,555 with no revenues.

Financial Condition, Liquidity and Capital Resources

Since inception on February 10, 2006, we have been engaged in exploration and acquisition of mineral properties. Our principal capital resources have been acquired through the issuance of common stock.

At June 30, 2012 we had working capital of $1,334.

At June 30, 2012 our total assets of $24,157 consisted of cash of $19,657 and a mineral property interest of $4,500. This compares to our assets at December 31, 2011 of $24,956, which consisted of cash of $20,456 and a mineral property interest of $4,500.

At June 30, 2012 our total liabilities were $26,823, compared to our liabilities of $11,083 as at December 31, 2011.

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

We estimate that we will expend approximately $10,000 on general and administrative expenses over the next 12 months.

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

Over the next twelve months we intend to use all available funds to expand on the exploration and development of our mineral properties, as follows:

Estimated Funding Required During the Next Twelve Months

Operations
Wilpena Exploration costs	$100,000
Mt. Cotton Phase 1 exploration	25,300
General and Administrative	20,000
Total	$145,300

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

We have historically incurred losses, and through June 30, 2012 have incurred losses of $253,166 from our inception.   We intend to raise additional working capital through one or more private placements of our common shares.

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

Our current operating funds are less than necessary to complete all intended exploration of the property, and therefore we will need to obtain additional financing in order to complete our business plan.  As of June 30, 2012, we had cash in the amount of $19,657. We currently have minimal operations and we have no income.

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

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being June 30, 2012, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer/Chief Financial Officer concluded that our company's disclosure controls and procedures are not effective as at the end of the period covered by this report.

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

Item 4. Mine Safety Disclosures.

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

(31) Section 302 Certification

31.1 Certification of Bruce Drury

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

Date: August 20, 2012	By:	/s/ Bruce Drury
Bruce Drury,
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)