Form 10-Q
period 2012-09-30
AYERS EXPLORATION INC.
filed 2012-11-14
CIK 1438660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ______ ] to [ ______ ]

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

6,435,000 common shares issued and outstanding as of November 14, 2012.

Transitional Small Business Disclosure Format (Check one):   Yes ☐   No ☒

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .  Yes ☒ No ☐

AYERS EXPLORATION INC.
(An Exploration Stage Company)
BALANCE SHEETS

	September 30, 2012 $ (Unaudited)	December 31, 2011 $
ASSETS

CURRENT ASSETS

Cash	1,308	20,456

Total Current Assets	1,308	20,456

Mineral property interest	4,500	4,500

Total Assets	5,808	24,956

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES

CURRENT LIABILITIES

Accounts payable and accrued liabilities	5,880	11,083
Accrued interest – related party	298	-

Total Current Liabilities	6,178	11,083

Note payable – related party	8,500	-
Total Liabilities	14,678	11,083

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock, $.001 par value, 30,000,000 shares authorized, 6,435,000 shares issued and outstanding	6,435	6,435
Additional paid in capital	244,065	244,065
Deficit accumulated during the exploration stage	(259,370)	(236,627)

Total Stockholders’ Equity (Deficit)	(8,870)	13,873

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	5,808	24,956

The accompanying notes are an integral part of these financial statements

AYERS EXPLORATION INC.
 (An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2012 $	Three Months Ended September 30, 2011 $	Nine Months Ended September 30, 2012 $	Nine Months Ended September 30, 2011 $	February 10, 2006 (Inception) to September 30, 2012 $

EXPENSES

General and administrative	6,055	5,711	21,910	19,616	133,031
Mineral exploration	-	-	-	50,000	127,000

Total Expenses	(6,055)	(5,711)	(21,910)	(69,616)	(260,031)

OTHER INCOME (EXPENSE)
Interest income (expense)	(149)	-	(833)	-	661

Total Other Income (Expense)	(149)	-	(833)	-	661

NET LOSS	(6,204)	(5,711)	(22,743)	(69,616)	(259,370)

NET LOSS PER SHARE: BASIC AND DILUTED	(0.00)	(0.00)	(0.00)	(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	6,435,000	6,435,000	6,435,000	6,306,800

The accompanying notes are an integral part of these financial statements

AYERS EXPLORATION INC.
 (An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
 (Unaudited)

	Nine Months Ended September 30, 2012 $	Nine Months Ended September 30, 2011 $	February 10, 2006 (Inception) to September 30, 2012 $
CASH FLOWS USED IN OPERATING ACTIVITIES

Net loss	(22,743)	(69,616)	(259,370)

Common shares issued for mineral exploration	–	50,000	125,000

Impairment of mineral property interest	–	–	2,000
Changes in operating assets and liabilities:

Accrued interest – related party	298		298
Accounts payable and accrued liabilities	(5,203)	7,007	5,880

Net Cash Used in Operating Activities	(27,648)	(12,609)	(126,192)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from (repayment to) related party	8,500	(5,100)	8,500

Cash received from sale of common stock	–	–	119,000

Net Cash From Financing Activities	8,500	(5,100)	127,500

NET CHANGE IN CASH	(19,148)	(17,709)	1,308

CASH – BEGINNING	20,456	39,430	–

CASH – ENDING	1,308	21,721	1,308

Supplemental Cash Flow Information:

Cash paid for:
Interest	535	–	535
Income taxes	–	–	–

Non-cash transactions:
Stock issued for mineral property interest	–	–	6,500

The accompanying notes are an integral part of these financial statements

AYERS EXPLORATION INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
Nine Months Ended September 30, 2012
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

NOTE 2 – PROMISSORY NOTE – RELATED PARTY

On March 29, 2012 the Company issued a promissory note to a director of the Company for cash proceeds of $8,500 at simple annual interest rate of 7%. The promissory note is unsecured and matures on March 29, 2014, after which date interest is increased to 12% per annum on the total outstanding balance including the principal amount and interest accrued up to March 29, 2014. As at September 30, 2012, total interest of $298 was accrued on the promissory note.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

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

Our Business

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

On October 27, 2009, we entered into a Property Option Agreement with Wilpena Resources Ltd. Pty. During the year ended December 31, 2011, the Company completed the acquisition of the property. We have recently completed our proposed exploration program on the property but we estimate we will need to raise an additional $100,000 to complete exploration. Our objective is to conduct mineral exploration activities on the mineral claims in order to assess whether it possesses economic reserves of mineral clay.  We have not yet identified any economic mineralization on the property.  We have a mineral report which indicates that further exploration is warranted.  Our proposed exploration program is designed to search for an economic mineral deposit. We are still in the process of transferring title as the Queensland Mining Department (“Department”) requires that the transferee be an Australian company. As a result, we are in the process of forming a subsidiary in Queensland to effect the transfer and until then the status of the property and our ability to obtain the necessary permits remains uncertain.
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

Results of Operations

Nine Months Ended September 30, 2012 and 2011

During the nine months ended September 30, 2012, we incurred $21,910 for general and administrative activities and interest expense of $833, resulting in a net loss of $22,743 against no revenues. During the nine months ended September 30, 2011, operating expenses totaled $69,616 including general and administrative expense of $19,616 and mineral exploration cost of $50,000, resulting in a net loss of $69,616 with no revenues.

Three Months Ended September 30, 2012 and 2011

During the three months ended September 30, 2012, we incurred $6,055 for general and administrative activities and interest expense of $149, resulting in a net loss of $6,204 against no revenues. During the three months ended September 30, 2011, operating expenses totaled $5,711 consisting of general and administrative expense of $5,711 and no mineral exploration cost, resulting in a net loss of $5,711 with no revenues.

Liquidity and Capital Resources

Since inception on February 10, 2006, we have been engaged in acquisition and exploration of mineral properties. Our principal capital resources have been acquired through the issuance of common stock.

At September 30, 2012 we had working capital deficit of $4,870.

At September 30, 2012 our total assets of $5,808 consisted of cash of $1,308 and a mineral property interest of $4,500. This compares to our assets at December 31, 2011 of $24,956, which consisted of cash of $20,456 and a mineral property interest of $4,500.

At September 30, 2012 our total liabilities were $14,678, compared to our liabilities of $11,083 as at December 31, 2011.

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

We estimate that we will expend approximately $20,000 on general and administrative expenses over the next 12 months.

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

Recently Issued Accounting Standards

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Off Balance Sheet Arrangements

As of September 30, 2012 and the date of this report, we did not have any off balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer who is also our principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer who is also our principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared. However, because we have limited transactions which are all approved, carried out and reviewed by our director and officer, the impact of the limitations are not material.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We know of no legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

d) Exhibits

Exhibit No.	Document Description

31.1*	Section 302 Certification of Chief Executive Officer and Chief Financial Officer

32.1*	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AYERS EXPLORATION INC.

Date: November 14, 2012	By:	/s/ “Bruce Drury”
Bruce Drury
Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director (Principal Executive and Principal Financial and Accounting Officer)