Form 10-K
period 2012-12-31
AYERS EXPLORATION INC.
filed 2013-04-16
CIK 1438660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 333-152991

AYERS EXPLORATION INC.
(Name of small business issuer in its charter)

Nevada	98-0608229
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#6 Harston Avenue, Mosman, Sydney Australia	2088
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (411) 199-319

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, par value $0.001	Over the Counter Bulletin Board

Securities registered pursuant to Section 12(g) of the Act:

None
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

The Registrant’s shares are quoted on the Over-the-Counter Bulletin Board under the symbol “AYXE”.

As of the date of this Annual Report, the Registrant had minimum trading in its common stocks, therefore no market value can be determined based on the trading prices of the Registrant’s common stock for its most recently completed second quarter.

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

6,435,000 common shares issued and outstanding as of April 16, 2013.

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

Our Current Business

Our business objective is to acquire mineral properties and conduct exploration activities on the mineral claims. As of the date of this report, we have not identified and expended acquisition expenditures on two properties in Australia..

Mt. Cotton Property Option Agreement

In July 2006, we entered into an option agreement (the “Option”) with Redpath Clay Corp. (“Redpath”) to acquire up to a 100% interest in the Mt. Cotton Property, a mineral claim comprising 5.4 acres located 25 miles west of Sheldon, Queensland, Australia. Under the term of the Option we can earn a 100% interest by issuing Redpath 200,000 shares on signing (completed) and issuing an additional 200,000 shares upon commencement of commercial production on the Mt. Cotton Property. Title to the Mt. Cotton Property is held by Redpath. We have not taken any actions to further our business plan since July 2006 and have impaired the property due to uncertainty of our ability to pursue the claim

Wilpena Property

On October 27, 2009 we entered into a Property Option Agreement with Wilpena Resources Ltd. Pty., which grants the Company exclusive option (the “Wilpena Option”) to acquire an undivided 100% interest in the mining claim known as the Wilpena Property situated in central Queensland, Australia. During the year ended December 31, 2011 we completed the acquisition of the property through issuing 250,000 shares of our common stock. During the year ended December 31, 2012, after assessment of the property, we impaired the $4,500 carrying value due to our assessment that it is not economically viable to pursue the claim or carry out exploration on the property.

We continue to search for economically viable mineral properties.

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending December 31, 2013.

Employees

Currently there are no full time or part-time employees of our company. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract services as needed.

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending December 31, 2013.

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

Government Regulations and Supervision

Our mineral exploration program is subject to Australian mining law and regulation, specifically, the laws and regulations of the State of Queensland.

All landholdings (tenements) in Australia are subject to regulation. In Queensland, tenements are granted as either exploration permits, mineral development licenses or mining leases.

Exploration permits can only be applied for over available ground. Applications consist of a prescribed application form, proposed exploration program with estimated expenditure and the prescribed application fee. An exploration permit number is assigned when the application is received. The Queensland Mining Department (“Department”) then assesses the application to determine whether a company is a suitable candidate and proposes to spend sufficient funds on exploration on the license. If the Department considers a company to be a suitable candidate, the Department then assesses the environmental impact of the proposed exploration program and also commences the native title process. The native title process involves advertising the application for the purpose of determining whether there are any objections to the licence being granted. If there are no objections, the permit is granted.

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

Our independent registered public accounting firm’s report to our audited financial statements for the period ended December 31, 2012 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations and our dependence upon adequate financing to pay our liabilities. If we are not able to continue as a going concern, it is likely investors will lose their investments.

If we do not obtain additional financing, our business will fail.

Our current operating funds are less than necessary to complete all intended exploration of the property, and therefore we will need to obtain additional financing in order to complete our business plan. As of December 31, 2012 we had cash in the amount of $290. We currently have minimal operations and we have no income.

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

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as explosives, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials once we start our exploration. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

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

Our shares qualify as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934, which imposes additional sales practice requirements on broker/dealers who sell our securities or in the aftermarket. In particular, prior to selling a penny stock, broker/dealers must give the prospective customer a risk disclosure document that: contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; contains a description of the broker/dealers' duties to the customer and of the rights and remedies available to the customer with respect to violations of such duties or other requirements of Federal securities laws; contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask prices; contains the toll free telephone number for inquiries on disciplinary actions established pursuant to section 15(A)(i); defines significant terms used in the disclosure document or in the conduct of trading in penny stocks; and contains such other information, and is in such form (including language, type size, and format), as the SEC requires by rule or regulation. Further, for sales of our securities, the broker/dealer must make a special suitability determination and receive from you a written agreement before making a sale to you. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent you from reselling your shares and may cause the price of the shares to decline.

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

On October 27, 2009, we entered into a Property Option Agreement with Wilpena Resources Ltd. Pty. Under the terms of the agreement, we have received an exclusive option to acquire an undivided 100% interest in the mining claim known as the Wilpena Property situated in central Queensland, Australia. In consideration of the option, we have issued 45,000 common shares to Wilpena Resources Ltd. Pty. During the year ended December 31, 2011, we completed the acquisition of the property through issuance of 250,000 shares of our common stock in lieu of exploration expenditures During 2012 we determined that it is not economically viable to pursue the property.

Our objective is to acquire and explore economically viable mineral properties, but We have not identified such properties, and continue to search for such opportunities.

Item 3.  Legal Proceedings.

We are not currently a party to any legal proceedings.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

There is currently no market for our common stock.

As of April 16, 2013 there were 47 shareholders and 6,435,000 shares outstanding.

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

Item 6.  Selected Financial Data

Not required for smaller reporting companies.

Item 7.  Management's Discussion and Analysis or Plan of Operation.

Overview

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or our behalf. We disclaim any obligation to update forward-looking statements.

Plan of Operations

Cash Requirements

For the next 12 months we plan to expend a total of approximately $100,000 in respect of our mineral property acquisition and exploration expenditures as well as administrative expenses. We currently do not have enough cash to complete our 12 month plan.

We estimate that we will expend approximately $25,000 on general and administrative expenses over the next 12 months.

Based on our current plan of operations, we do not have sufficient funds for the next 12 months and need to raise additional funds to continue our operations. In the event that we are unable to raise additional financing, we may modify our operations plan accordingly. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

Over the next twelve months we intend to use all available funds to expand on the exploration and development of our mineral properties, as follows:

Estimated Funding Required During the Next Twelve Months

Mt. Cotton Phase 1 exploration	$25,000
Potential acquisition of new properties	50,000
General and Administrative	25,000
Total	$100,000

Financial Condition, Liquidity and Capital Resources

Since inception on February 10, 2006, we have been engaged in acquisition and exploration of mineral properties. Our principal capital resources have been acquired through the issuance of common stock.

At December 31, 2012, we had a working capital deficit of $9,407.

At December 31, 2012, we had total assets of $290 which consists of cash of $290. This compares with our assets at December 31, 2011, of $24,956 which consisted of cash of $20,456 and mineral property interest of $4,500.

At December 31, 2012, our total liabilities were $18,197, compared to our liabilities of $11,083 as at December 31, 2011.

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

Results of Operations.

We posted losses of $31,780 for the year ending December 31, 2012, losses of $73,107 for the year ended December 31, 2011, and losses of $268,407 since inception to December 31, 2012. The component of the loss for 2011 was for general and administrative expenses of $23,107 and exploration costs of $50,000. During 2012, the losses resulted from general and administrative expense of $26,299 and mineral property impairment of $4,500. Our general and administrative expenses were higher in 2012 largely due to increased professional fees as in 2012 we relied more on outsourced professional services.

Going Concern

Due to our being an exploration stage company and not having generated revenues, in the financial statements for the year ended December 31, 2012, our independent registered public accountant included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Critical Accounting Policies and Recently Issued Accounting Standards

See Note 2 to our audited financial statements

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
10260 Westheimer Road, Suite 310
Houston, TX 77042
Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Ayers Exploration Inc.
(An Exploration Stage Company)
Mosman, Sydney Australia

We have audited the accompanying balance sheets of Ayers Exploration Inc. (the “Company”) as of December 31, 2012 and 2011, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years then ended and for the period from February 10, 2006 (inception) through December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ayers Exploration Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years then ended and for the period from February 10, 2006 (inception) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2013 raise substantial doubt about its ability to continue as a going concern. The 2012 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP
LBB & Associates Ltd., LLP

Houston, Texas
April 12, 2013

AYERS EXPLORATION INC.
(An Exploration Stage Company)
BALANCE SHEETS

	December 31, 2012 $	December 31, 2011 $
ASSETS

CURRENT ASSETS

Cash	290	20,456
Total Current Assets	290	20,456
Mineral property interest	-	4,500
Total Assets	290	24,956

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities	9,251	11,083
Accrued interest – related party	446	-

Total Current Liabilities	9,697	11,083

Note payable – related party	8,500	-
Total Liabilities	18,197	11,083

Commitments and contingencies

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value, 30,000,000 shares authorized, 6,435,000 shares issued and outstanding at December 31, 2012 and 2011	6,435	6,435
Additional paid in capital	244,065	244,065
Deficit accumulated during the exploration stage	(268,407)	(236,627)

Total Stockholders’ Equity (Deficit)	(17,907)	13,873

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	290	24,956

The accompanying notes are an integral part of these financial statements

AYERS EXPLORATION INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

	Year Ended December 31, 2012 $	Year Ended December 31, 2011 $	February 10, 2006 (Inception) to December 31, 2012 $
EXPENSES

General and administrative	26,299	23,107	137,420
Mineral exploration	-	50,000	125,000
Impairment of mineral property interest	4,500	-	6,500

Operating Loss	(30,799)	(73,107)	(268,920)

OTHER INCOME (EXPENSE)

Interest income (expense)	(981)	-	513
Total Other Income (Expense)	(981)	-	513
NET LOSS	(31,780)	(73,107)	(268,407)

NET LOSS PER SHARE: BASIC AND DILUTED	(0.00)	(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	6,435,000	6,339,110

The accompanying notes are an integral part of these financial statements

AYERS EXPLORATION INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Period from February 10, 2006 (Inception) through December 31, 2012

	Common stock		Additional Paid-in Capital	Accumulated deficit	Total
	Shares	Amount $	$	$	$

Issuance of common stock for cash	5,490,000	5,490	48,510	–	54,000
Issuance of common stock for mineral property interest acquisition	200,000	200	1,800	–	2,000
Net loss	–	–	–	(114)	(114)
Balance, December 31, 2006	5,690,000	5,690	50,310	(114)	55,886
Net loss	–	–	–	(2,121)	(2,121)
Balance, December 31, 2007	5,690,000	5,690	50,310	(2,235)	53,765
Net loss	–	–	–	(23,711)	(23,711)
Balance, December 31, 2008	5,690,000	5,690	50,310	(25,946)	30,054
Issuance of common stock for mineral property interest acquisition	45,000	45	4,455	–	4,500
Net loss	–	–	–	(18,850)	(18,850)
Balance, December 31, 2009	5,735,000	5,735	54,765	(44,796)	15,704
Issuance of common stock for cash	325,000	325	64,675	–	65,000
Common stock issued for mineral exploration	125,000	125	74,875	–	75,000
Net loss	–	–	–	(118,724)	(118,724)
Balance, December 31, 2010	6,185,000	6,185	194,315	(163,520)	36,980
Common stock issued for mineral exploration	250,000	250	49,750	–	50,000
Net loss	–	–	–	(73,107)	(73,107)
Balance, December 31, 2011	6,435,000	6,435	244,065	(236,627)	13,873
Net loss	–	–	–	(31,780)	(31,780)
Balance, December 31, 2012	6,435,000	6,435	244,065	(268,407)	(17,907)

The accompanying notes are an integral part of these financial statements

AYERS EXPLORATION INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2012 $	Year Ended December 31, 2011 $	February 10, 2006 (Inception) to December 31, 2012 $

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(31,780)	(73,107)	(268,407)
Common shares issued for mineral exploration	–	50,000	125,000
Impairment of mineral property interest	4,500	–	6,500
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(1,832)	9,233	9,251
Accrued interest – related party	446	–	446

Net Cash Used in Operating Activities	(28,666)	(13,874)	(127,210)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayment of) advances - related party	-	(5,100)	-
Proceeds from note payable – related party	8,500	-	8,500
Cash received from sale of common stock	–	–	119,000

Net Cash Provided by (Used in) Financing Activities	8,500	(5,100)	127,500
NET CHANGE IN CASH	(20,166)	(18,974)	290
CASH – BEGINNING	20,456	39,430	–
CASH – ENDING	290	20,456	290

Supplemental Cash Flow Information:
Cash paid for:
Interest	–	–	–
Income taxes	–	–	–

Non-cash transactions:
Stock issued for mineral property interest	–	–	6,500

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

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

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

Income Taxes

The Company accounts for income taxes under FASB ASC 740 “Income Taxes”. Under the assets and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not the Company will not realize tax assets through future operations.

Financial Instruments

As of December 31, 2012, the Company's financial instruments consist of cash, accounts payable and note and interest payable to related party. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. Because of the short maturity of such assets and liabilities the fair value of the financial instrument approximates its carrying value, unless otherwise noted.

Reclassification

Certain comparative income statement items are reclassified to conform with current year’s presentation.

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

In order to exercise the Option, the Company will issue the following shares of the Company’s common stock to Redpath:

(i) 200,000 shares upon signing of this option agreement (issued), valued at $2,000; and
(ii) 200,000 shares upon commencement of commercial production (not issued).

If and when the Option has been exercised, a 100% undivided right, title and interest in and to the Property will vest in the Company. The Company impaired the $2,000 carrying value due to uncertainty about the Company’s ability to pursue the claim.

Wilpena Property

On October 27, 2009 Company entered into a Property Option Agreement with Wilpena Resources Ltd. Pty., which grants the Company exclusive option (the “Wilpena Option”) to acquire an undivided 100% interest in the mining claim known as the Wilpena Property situated in central Queensland, Australia. During the year ended December 31, 2011 the Company completed the acquisition of the property through issuing 250,000 shares of the Company’s common stock (see note 5).

During the year ended December 31, 2012, the Company impaired the $4,500 carrying value due to the management’s assessment that it is not economically viable to carry out exploration on the property.

NOTE 4 – NOTE PAYABLE – RELATED PARTY

On March 29, 2012 the Company issued a promissory note to a director of the Company for cash proceeds of $8,500 at simple annual interest rate of 7%. The promissory note is unsecured and matures on March 29, 2014, after which date interest is increased to 12% per annum on the total outstanding balance including the principal amount and interest accrued up to March 29, 2014. As at December 31, 2012, total interest of $446 was accrued on the promissory note.

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

In April, 2010 the Company issued 125,000 common shares of the Company valued at $75,000 for shortfall of exploration work on the Wilpena Property.

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

The provision for refundable Federal income tax consists of the following:

	December 31,	December 31,
	2012	2011
Federal income tax attributable to:
Current operations	$10,800	$24,800
Less, change in valuation allowance	(10,800)	(24,800)
Net income tax provision	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising the Company’s net deferred tax amount is as follows:

	December 31,	December 31,
	2012	2011
Deferred tax asset attributable to:
Net operating loss carryover	$91,100	$80,300
Less, valuation allowance	(91,100)	(80,300)
Net deferred tax asset	$-	$-

At December 31, 2012, the Company had an unused net operating loss carryover approximating $268,400 that is available to offset future taxable income, which expires beginning in 2026.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow for timely decisions regarding required disclosure. As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer Bruce Drury who is also our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.

Based on the foregoing, Mr. Drury concluded that as of and for the year ended December 31, 2012, our disclosure controls and procedures are not effective due to the Company’s limited internal audit functions. Due to the size and nature of the Company, segregation of all conflicting duties may not always be possible or economically feasible. However, to the extent possible, the Company plans to implement procedures to assure the initiation of transactions, the custody of assets the recording of transactions and the approval of reports will be performed by separate individuals. The Company believes that the foregoing steps will remediate the significant deficiency identified above, and the Company continue to monitor the effectiveness of these steps and make any changes that management deems appropriate. The Company does not believe that the impact of the limitations are material as the Company compensates for the lack of segregation of duties by employing close involvement of management day to day operations and outsourcing to financial consultants.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management has employed a framework consistent with Exchange Act Rule 13a-15(c), to evaluate internal control over financial reporting described below. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our principal executive officer Mr. Drury who is also our principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of and for the year ended December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. As a result of this assessment, Mr. Drury concluded that, as of and for the year ended December 31, 2012, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of the year ended December 31, 2012.

The conclusion that our internal control over financial reporting was not effective was due to the presence of the weaknesses identified above with respect to our disclosure controls and procedures. We anticipate effective internal control over financial reporting once we rectify our deficiencies in our disclosure controls and procedures. However, due to the limited size of our operations and the fact that our sole director and officer approves and carries out all the transactions and reviews and approves all reports, the impact of the ineffective internal control over our financial reporting is immaterial.

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

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2012, other than our change in management, there were no changes in our internal controls that have materially affected or are reasonably likely to have materially affected our internal control over financial reporting.

Our management, including the Chief Executive Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officer, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICER, PROMOTERS AND CONTROL PERSONS

As at December 31, 2012, our directors and executive officers and control persons, their ages, positions held, and duration of such, are as follows:

Name	Age	Position Held with our Company	Date First Elected or Appointed
Bruce Drury	46	Director, President , Secretary, Treasurer	April 20, 2012
		Director, Vice President Exploration	January 15, 2010

Business Experience

Our Directors hold office until the next annual general meeting of the stockholders or until their successors are elected and qualified. Our officers are appointed by our Board of Directors and hold office until the earlier of their death, retirement, resignation, or removal.

Bruce Drury. From 2004 to 2012, Mr. Drury has been as a mining consultant for mine exploration, development in Australia and Papua New Guinea including New Holland Mining, Peel Explorations and Royal Resources Mining. Mr. Drury is a graduate of The School of Geosciences at Monash University in Melbourne Australia. Because of Mr. Drury’s substantial mining business experience, we have concluded that he should serve as a director of the Company.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2012. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Family Relationships

There are no family relationships between any of our directors or executive officer.

Involvement in Certain Legal Proceedings

Our sole officer and director was not involved in any legal proceedings as described in Item 401(f) of Regulation S-K in the past ten years.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None of our directors, executive officer, future directors, 5% shareholders, or any members of the immediate families of the foregoing persons has been indebted to us during the last fiscal year or the current fiscal year in an amount exceeding $60,000.

None of the former and current directors or officers of our company are related by blood or marriage.

On March 29, 2012 the Company issued a promissory note to a director of the Company for cash proceeds of $8,500 at simple annual interest rate of 7%. The promissory note is unsecured and matures on March 29, 2014, after which date interest is increased to 12% per annum on the total outstanding balance including the principal amount and interest accrued up to March 29, 2014. As at December 31, 2012, total interest of $446 was accrued on the promissory note.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officer and directors, and persons who own more than 5% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2012 , all filing requirements applicable to its officer, directors and greater than ten percent beneficial owners were complied with.

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

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights to any officer, directors, consultants or employees of ours during the fiscal year ended December 31, 2012.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Values

There were no stock options outstanding as at December 31, 2012.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended December 31, 2012.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officer. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Greg Curson(2)	2,075,000	32.25%
6 Harston Ave
Sydney, NSW
Australia 2088
Martin Chimes	450,000	6.99%
26 Cowan Drive
Cottage Point
Sydney 2084 Australia
Teresa Curson	420,000	6.53%
6 Harston Avenue
Mosmon, Sydney 2088
Australia
Brian Hamilton	480,000	7.46%
6/22 Central Ave
Manly, Sydney 2095
Australia
Lisa Aloe	450,000	6.99%
20 Campbell Ave
Leichhardt, Sydney 2040
Australia
Wilpena Resources Ltd. Pty. 2404 Logan	375,000	6.99%
Rd 8 Mile Plains Old
OLD, Australia
Directors and Executive Officer as a Group	0	0%

(1)
Based on 6,435,000 shares of common stock issued and outstanding as of April 16, 2013. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	Resigned as a director and officer of the Company on April 20, 2012.

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

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by LBB & Associates Ltd., LLP for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-K for each of the fiscal years ended December 31, 2012 and 2011 were $7,750 and $7,500 respectively.

Audit Related Fees

For the fiscal years ended December 31, 2012 and 2011, the aggregate fees billed for assurance and related services LBB & Associates Ltd., LLP relating to the performance of the audit of our financial statements which are not by reported under the caption "Audit Fees" above, were $5,850 and $6,265, respectively.

Tax Fees

For the fiscal year ended December 31, 2012, the aggregate fees billed by LBB & Associates Ltd., LLP for other non-audit professional services, other than those services listed above, totalled $0.

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

Item 15. Exhibits.

Exhibit Number and Exhibit Title

(3) Charter and By-laws

3.1	Articles of Incorporation (incorporated by reference from our S-1 Registration Statement filed August 13, 2008).

3.2	Bylaws (incorporated by reference from our SB-2 Registration Statement filed August 13, 2008).

(31) Section 302 Certification

31.1	Certification of Bruce Drury

(32) Section 906 Certification

32.1	Certification of Bruce Drury

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
______________
* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ayers Exploration, Inc.

Date: April 16, 2013	By:	/s/ Bruce Drury
Bruce Drury
Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director (Principal Executive and Principal Financial and Accounting Officer and Director)