Form 10-Q
period 2013-03-31
AYERS EXPLORATION INC.
filed 2013-05-15
CIK 1438660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of the date of this Quarterly Report, the Registrant had minimum trading in its common stocks, therefore no market value can be determined based on the trading prices of the Registrant’s common stock for its most recently completed second quarter.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

6,435,000 common shares issued and outstanding as of May 15, 2013.

Transitional Small Business Disclosure Format (Check one):  Yes ☐ No ☒

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

AYERS EXPLORATION INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	March 31, 2013 $	December 31, 2012 $

ASSETS

CURRENT ASSETS

Cash	272	290

Total Current Assets	272	290

Total Assets	272	290

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES

CURRENT LIABILITIES

Accounts payable and accrued liabilities	14,941	9,251
Accrued interest – related party	595	446
Note payable – related party, current portion	8,500	-

Total Current Liabilities	24,036	9,697

Note payable – related party, net of current portion	-	8,500
Total Liabilities	24,036	18,197

STOCKHOLDERS’ DEFICIT

Common stock, $.001 par value, 30,000,000 shares authorized, 6,435,000 shares issued and outstanding	6,435	6,435
Additional paid in capital	244,065	244,065
Deficit accumulated during the exploration stage	(274,264)	(268,407)

Total Stockholders’ Deficit	(23,764)	(17,907)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	272	290

The accompanying notes are an integral part of these financial statements

AYERS EXPLORATION INC.
 (An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31, 2013 $	Three Months Ended March 31, 2012 $	February 10, 2006 (Inception) to March 31, 2013 $

EXPENSES

General and administrative	5,708	5,830	143,128
Mineral exploration	-	-	125,000
Impairment of mineral property interest	-	-	6,500

Operating Loss	(5,708)	(5,830)	(274,628)

OTHER INCOME (EXPENSE)
Interest income (expense)	(149)	(535)	364

Total Other Income (Expense)	(149)	(535)	364

NET LOSS	(5,857)	(6,365)	(274,264)

NET LOSS PER SHARE:
BASIC AND DILUTED	(0.00)	(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	6,435,000	6,435,000

The accompanying notes are an integral part of these financial statements

AYERS EXPLORATION INC.
 (An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
 (Unaudited)

	Three Months Ended March 31, 2013 $	Three Months Ended March 31, 2012 $	February 10, 2006 (Inception) to March 31, 2013 $

CASH FLOWS USED IN OPERATING ACTIVITIES

Net loss	(5,857)	(6,365)	(274,264)

Common shares issued for mineral exploration	–	–	125,000

Impairment of mineral property interest	–	–	6,500
Changes in operating assets and liabilities:

Accrued interest – related party	149	–	595
Accounts payable and accrued liabilities	5,690	(2,135)	14,941

Net Cash Used in Operating Activities	(18)	(8,500)	(127,228)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from note payable – related party	–	8,500	8,500
Cash received from sale of common stock	–	–	119,000

Net Cash Provided by Financing Activities	–	8,500	127,500

NET CHANGE IN CASH	(18)	–	272

CASH – BEGINNING	290	20,456	–

CASH – ENDING	272	20,456	272

Supplemental Cash Flow Information:

Cash paid for:
Interest	–	–	–
Income taxes	–	–	–

Non-cash transactions:
Stock issued for mineral property interest	–	–	6,500

The accompanying notes are an integral part of these financial statements

AYERS EXPLORATION INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
Three months Ended March 31, 2013
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Ayers Exploration Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2012 as reported in Form 10-K, have been omitted.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $274,264 as of March 31, 2013 and further losses are anticipated in the development of its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and notes payable or advances from officers and/or issuance of common stock for cash.

NOTE 2 – PROMISSORY NOTE – RELATED PARTY

On March 29, 2012 the Company issued a promissory note to a director of the Company for cash proceeds of $8,500 at simple annual interest rate of 7%. The promissory note is unsecured and matures on March 29, 2014, after which date interest is increased to 12% per annum on the total outstanding balance including the principal amount and interest accrued up to March 29, 2014. For the three months ending March 31, 2013, interest expense of $149 was accrued on the promissory note, resulting in an accrued interest balance of $595 as of period end.

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

Our Business

Our Current Business

Our business objective is to acquire mineral properties and conduct exploration activities on the mineral claims. As of the date of this report, we have identified and incurred acquisition expenditures on two properties in Australia.

Mt. Cotton Property Option Agreement

In July 2006, we entered into an option agreement (the “Option”) with Redpath Clay Corp. (“Redpath”) to acquire up to a 100% interest in the Mt. Cotton Property, a mineral claim comprising 5.4 acres located 25 miles west of Sheldon, Queensland, Australia. Under the term of the Option we can earn a 100% interest by issuing Redpath 200,000 shares on signing (completed) and issuing an additional 200,000 shares upon commencement of commercial production on the Mt. Cotton Property. Title to the Mt. Cotton Property is held by Redpath. We have not taken any actions to further our business plan since July 2006 and have impaired the property due to uncertainty of our ability to pursue the claim.

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

We have not conducted exploration activities on the above properties and continue to search for economically viable mineral properties.

Results of Operations

Three Months Ended March 31, 2013 and 2012

During the three months ended March 31, 2013, we incurred general and administrative expenses of $5,708 and interest expense of $149, resulting in a net loss of $5,857 against no revenues. During the three months ended March 31, 2012, we incurred general and administrative expenses of $5,830 and interest expense of $535, resulting in a net loss of $6,365 against no revenues.

Liquidity and Capital Resources

Since inception on February 10, 2006, we have been engaged in acquisition and exploration of mineral properties. Our principal capital resources have been acquired through the issuance of common stock.

At March 31, 2013 we had working capital deficit of $23,764.

At March 31, 2013 our total assets of $272 consisted of cash of $272. This compares to our assets at December 31, 2012 of $290, which consisted of cash of $290.

At March 31, 2013 our total liabilities were $24,036, compared to our liabilities of $18,197 as at December 31, 2012.

We have had no revenues from inception. We have no external sources of liquidity in the form of credit lines from banks. Based on the plan of operation described below, management believes that our available cash will not be sufficient to fund our immediate working capital requirements for the next 12 months.

Plan of Operations

Cash Requirements

For the next 12 months we plan to expend a total of approximately $100,000 including $75,000 for mineral property acquisitions and/or explorations and $25,000 for administrative expenses.

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

Recently Issued Accounting Standards

Management does not anticipate that the recently issued but not yet effective accounting pronouncements will materially impact the Company’s financial statements.

Off Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

Due to our being an exploration stage company and not having generated revenues, in the financial statements for the year ended December 31, 2012, our independent registered public accountant included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our audited financial statements for the year ended December 31, 2012 contained additional note disclosures describing the circumstances that lead to this disclosure.

As at March 31, 2013, we had accumulated losses from inception of $274,264 and working capital deficit of $23,764. The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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
_________
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

AYERS EXPLORATION INC.

Date: May 15, 2013	By:	/s/ “Bruce Drury”
Bruce Drury
Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director (Principal Executive and Principal Financial and Accounting Officer)