Form 10-Q
period 2013-06-30
AYERS EXPLORATION INC.
filed 2013-08-14
CIK 1438660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ☐ to ☐

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

6,435,000 common shares issued and outstanding as of August 14, 2013.

Transitional Small Business Disclosure Format (Check one):  Yes ☐   No ☒

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒    No ☐

AYERS EXPLORATION INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	June 30, 2013 $	December 31, 2012 $

ASSETS

CURRENT ASSETS

Cash	228	290

Total Current Assets	228	290

Total Assets	228	290

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES

CURRENT LIABILITIES

Accounts payable and accrued liabilities	24,687	9,251
Accrued interest – related party	744	446
Note payable – related party, current portion	8,500	-

Total Current Liabilities	33,931	9,697

Note payable – related party, net of current portion	-	8,500
Total Liabilities	33,931	18,197

STOCKHOLDERS’ DEFICIT

Common stock, $.001 par value, 30,000,000 shares authorized, 6,435,000 shares issued and outstanding	6,435	6,435
Additional paid in capital	244,065	244,065
Deficit accumulated during the exploration stage	(284,203)	(268,407)

Total Stockholders’ Deficit	(33,703)	(17,907)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	228	290

The accompanying notes are an integral part of these financial statements

AYERS EXPLORATION INC.
 (An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2013 $	Three Months Ended June 30, 2012 $	Six Months Ended June 30, 2013 $	Six Months Ended June 30, 2012 $	February 10, 2006 (Inception) to June 30, 2013 $

EXPENSES

General and administrative	9,790	10,025	15,498	15,855	152,918
Mineral exploration	-	-	-	-	125,000
Impairment of mineral property interest	-	-	-	-	6,500

Total Expenses	(9,790)	(10,025)	(15,498)	(15,855)	(284,418)

OTHER INCOME (EXPENSE)
Interest income (expense)	(149)	(149)	(298)	(684)	215

Total Other Income (Expense)	(149)	(149)	(298)	(684)	215

NET LOSS	(9,939)	(10,174)	(15,796)	(16,539)	(284,203)

NET LOSS PER SHARE: BASIC AND DILUTED	(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	6,435,000	6,435,000	6,435,000	6,435,000

The accompanying notes are an integral part of these financial statements

AYERS EXPLORATION INC.
 (An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
 (Unaudited)

	Six Months Ended June 30, 2013 $	Six Months Ended June 30, 2012 $	February 10, 2006 (Inception) to June 30, 2013 $

CASH FLOWS USED IN OPERATING ACTIVITIES

Net loss	(15,796)	(16,539)	(284,203)

Common shares issued for mineral exploration	–	–	125,000

Impairment of mineral property interest	–	–	6,500
Changes in operating assets and liabilities:

Accrued interest – related party	298	149	744
Accounts payable and accrued liabilities	15,436	7,091	24,687

Net Cash Used in Operating Activities	(62)	(9,299)	(127,272)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from note payable – related party	–	8,500	8,500
Cash received from sale of common stock	–	–	119,000

Net Cash Provided by Financing Activities	–	8,500	127,500

NET CHANGE IN CASH	(62)	(799)	228

CASH – BEGINNING	290	20,456	–

CASH – ENDING	228	19,657	228

Supplemental Cash Flow Information:

Cash paid for:
Interest	–	535	535
Income taxes	–	–	–

Non-cash transactions:
Stock issued for mineral property interest	–	–	6,500

The accompanying notes are an integral part of these financial statements

AYERS EXPLORATION INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
Six months Ended June 30, 2013
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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $284,203 as of June 30, 2013 and further losses are anticipated in the development of its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 – PROMISSORY NOTE – RELATED PARTY

On March 29, 2012 the Company issued a promissory note to a director of the Company for cash proceeds of $8,500 at simple annual interest rate of 7%. The promissory note is unsecured and matures on March 29, 2014, after which date interest is increased to 12% per annum on the total outstanding balance including the principal amount and interest accrued up to March 29, 2014. For the six months ending June 30, 2013, interest expense of $298 was accrued on the promissory note, resulting in an accrued interest balance of $744 as of period end.

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

Results of Operations

Six Months Ended June 30, 2013 and 2012

During the six months ended June 30, 2013, we incurred general and administrative expenses of $15,498 and interest expense of $298, resulting in a net loss of $15,796 against no revenues. During the six months ended June 30, 2012, we incurred general and administrative expenses of $15,855 and interest expense of $684, resulting in a net loss of $16,539 against no revenues.

Three Months Ended June 30, 2013 and 2012

During the three months ended June 30, 2013, we incurred general and administrative expenses of $9,790 and interest expense of $149, resulting in a net loss of $9,939 against no revenues. During the three months ended June 30, 2012, we incurred general and administrative expenses of $10,025 and interest expense of $149, resulting in a net loss of $10,174 against no revenues.

Liquidity and Capital Resources

Since inception on February 10, 2006, we have been engaged in acquisition and exploration of mineral properties. Our principal capital resources have been acquired through the issuance of common stock.

At June 30, 2013 we had working capital deficit of $33,703.

At June 30, 2013 our total assets of $228 consisted of cash of $228. This compares to our assets at December 31, 2012 of $290, which consisted of cash of $290.

At June 30, 2013 our total liabilities were $33,931, compared to our liabilities of $18,197 as at December 31, 2012.

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

As at June 30, 2013, we had accumulated losses from inception of $284,203 and working capital deficit of $33,703. The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

AYERS EXPLORATION INC.

Date: August 14, 2013	By:	/s/ Bruce Drury
Bruce Drury
Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director (Principal Executive and Principal Financial and Accounting Officer)