Form 10-Q
period 2013-09-30
AYERS EXPLORATION INC.
filed 2013-11-19
CIK 1438660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

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

As of the date of this Quarterly Report, the Registrant had minimum trading in its common stock, therefore no market value can be determined based on the trading prices of the Registrant’s common stock for its most recently completed second quarter.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

6,435,000 common shares issued and outstanding as of November 19, 2013.

Transitional Small Business Disclosure Format (Check one):   Yes ☐   No ☒.

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

AYERS EXPLORATION INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	September 30, 2013 $	December 31, 2012 $

ASSETS

CURRENT ASSETS

Cash	209	290

Total Current Assets	209	290

Total Assets	209	290

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES

CURRENT LIABILITIES

Accounts payable and accrued liabilities	28,840	9,251
Accrued interest – related party	893	446
Note payable – related party	8,500	-
Total Current Liabilities	38,233	9,697

Note payable – related party, net of current portion	-	8,500
Total Liabilities	38,233	18,197

STOCKHOLDERS’ DEFICIT

Common stock, $.001 par value, 30,000,000 shares authorized, 6,435,000 shares issued and outstanding	6,435	6,435
Additional paid in capital	244,065	244,065
Deficit accumulated during the exploration stage	(288,524)	(268,407)

Total Stockholders’ Deficit	(38,024)	(17,907)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	209	290

The accompanying notes are an integral part of these financial statements

AYERS EXPLORATION INC.
 (An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	February 10, 2006 (Inception) to September 30, 2013
	$	$	$	$	$
EXPENSES

General and administrative	4,172	6,055	19,670	21,910	157,090
Mineral exploration	-	-	-	-	125,000
Impairment of mineral property interest	-	-	-	-	6,500

Total Expenses	(4,172)	(6,055)	(19,670)	(21,910)	(288,590)

OTHER INCOME (EXPENSE)

Interest income (expense)	(149)	(149)	(447)	(833)	66

Total Other Income (Expense)	(149)	(149)	(447)	(833)	66

NET LOSS	(4,321)	(6,204)	(20,117)	(22,743)	(288,524)

NET LOSS PER SHARE: BASIC AND DILUTED	(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	6,435,000	6,435,000	6,435,000	6,435,000

The accompanying notes are an integral part of these financial statements

AYERS EXPLORATION INC.
 (An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
 (Unaudited)

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	February 10, 2006 (Inception) to September 30, 2013
	$	$	$
CASH FLOWS USED IN OPERATING ACTIVITIES

Net loss	(20,117)	(22,743)	(288,524)

Common shares issued for mineral exploration	–	–	125,000

Impairment of mineral property interest	–	–	6,500
Changes in operating assets and liabilities:

Accrued interest – related party	447	298	893
Accounts payable and accrued liabilities	19,589	(5,203)	28,840

Net Cash Used in Operating Activities	(81)	(27,648)	(127,291)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from note payable – related party	–	8,500	8,500
Cash received from sale of common stock	–	–	119,000

Net Cash Provided by Financing Activities	–	8,500	127,500

NET CHANGE IN CASH	(81)	(19,148)	209

CASH – BEGINNING	290	20,456	–

CASH – ENDING	209	1,308	209

Supplemental Cash Flow Information:

Cash paid for:
Interest	–	535	535
Income taxes	–	–	–

Non-cash transactions:
Stock issued for mineral property interest	–	–	6,500

The accompanying notes are an integral part of these financial statements

AYERS EXPLORATION INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
Nine Months Ended September 30, 2013
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $288,524 as of September 30, 2013 and further losses are anticipated in the development of its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 – PROMISSORY NOTE – RELATED PARTY

On March 29, 2012, the Company issued a promissory note to a director of the Company for cash proceeds of $8,500 at simple annual interest rate of 7%. The promissory note is unsecured and matures on March 29, 2014, after which date interest is increased to 12% per annum on the total outstanding balance including the principal amount and interest accrued up to March 29, 2014. For the nine months ended September 30, 2013, interest expense of $447 was accrued on the promissory note, resulting in an accrued interest balance of $893 as of period end.

NOTE 3 – SUBSEQUENT EVENT

On October 30, 2013, the Company issued a promissory note to the sole director of the Company for cash proceeds of $35,000 at simple annual interest rate of 7%. The promissory note is unsecured and matures on October 30, 2015, after which date interest is increased to 12% per annum on the total outstanding balance including the principal amount and interest accrued up to October 30, 2015.

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

Wilpena Property

On October 27, 2009, we entered into a Property Option Agreement with Wilpena Resources Ltd. Pty., which grants the Company exclusive option (the “Wilpena Option”) to acquire an undivided 100% interest in the mining claim known as the Wilpena Property situated in central Queensland, Australia. During the year ended December 31, 2011, we completed the acquisition of the property through issuing 250,000 shares of our common stock. During the year ended December 31, 2012, after assessment of the property, we impaired the $4,500 carrying value due to our assessment that it is not economically viable to pursue the claim or carry out exploration on the property.

We continue to search for economically viable mineral properties.

Recent Developments

On October 30, 2013, we issued a promissory note to the sole director of the Company for cash proceeds of $35,000 at simple annual interest rate of 7%. The promissory note is unsecured and matures on October 30, 2015, after which date interest is increased to 12% per annum on the total outstanding balance including the principal amount and interest accrued up to October 30, 2015.

Results of Operations

Nine Months Ended September 30, 2013 and 2012

During the nine months ended September 30, 2013, we incurred general and administrative expenses of $19,670 and interest expense of $447, resulting in a net loss of $20,117 against no revenues. During the nine months ended September 30, 2012, we incurred general and administrative expenses of $21,910 and interest expense of $833, resulting in a net loss of $22,743 against no revenues. The increase of net loss is mainly due to the variance of accounting expense incurred during the periods.

Three Months Ended September 30, 2013 and 2012

During the three months ended September 30, 2013, we incurred general and administrative expenses of $4,172 and interest expense of $149, resulting in a net loss of $4,321 against no revenues. During the three months ended September 30, 2012, we incurred general and administrative expenses of $6,055 and interest expense of $149, resulting in a net loss of $6,204 against no revenues.

Liquidity and Capital Resources

Since inception on February 10, 2006, we have been engaged in acquisition and exploration of mineral properties. Our principal capital resources have been acquired through the issuance of common stock. We have not yet commenced commercial operation.

At September 30, 2013 we had working capital deficit of $38,024.

At September 30, 2013 our total assets of $209 consisted of cash of $209. This compares to our assets at December 31, 2012 of $290, which consisted of cash of $290.

At September 30, 2013 our total liabilities were $38,233, compared to our liabilities of $18,197 as at December 31, 2012.

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

As at September 30, 2013, we had accumulated losses from inception of $288,524 and working capital deficit of $38,024. The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

AYERS EXPLORATION INC.

Date: November 19, 2013	By:	/s/ “Bruce Drury”
Bruce Drury
Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director (Principal Executive and Principal Financial and Accounting Officer)