Form 10-K
period 2013-12-31
AYERS EXPLORATION INC.
filed 2014-04-15
CIK 1438660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

6,435,000 common shares issued and outstanding as of April 15, 2014.

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

Corporate History

We were incorporated in the State of Nevada on February 10, 2006. We are an exploration stage company with no revenues to date. As of the date hereof, we can be defined as a "shell" company, an entity which is generally described as having no or nominal operations and with no or nominal assets or assets consisting solely of cash and cash equivalents.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Our Current Business

Our business objective is to acquire mineral properties and conduct exploration activities on the mineral claims. As of the date of this report, we have identified and expended acquisition expenditures on two properties in Australia.

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

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending December 31, 2014.

Employees

Currently our company does not have employees. We do not expect to have employees over the next 12 month period. We will continue to outsource contract services as needed.

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending December 31, 2014.

Competition

The mining industry is fragmented. We compete with other exploration companies. We are one of the smallest exploration companies. While we compete with other exploration companies, there is no competition for the exploration or removal of minerals from our mineral claims.

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

Our independent registered public accounting firm’s report to our audited financial statements for the year ended December 31, 2013 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations and our dependence upon adequate financing to pay our liabilities. If we are not able to continue as a going concern, it is likely investors will lose their investments.

If we do not obtain additional financing, our business will fail.

Our current operating funds are less than necessary to complete all intended exploration of the property, and therefore we will need to obtain additional financing in order to complete our business plan. As of December 31, 2013 we had cash in the amount of $9,164. We currently have minimal operations and we have no income.

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

Item 2. Description of Property.

Our administrative office is located at 6 Harston Avenue, Mosmon, Sydney Australia 2088. Our telephone number is 61-411-199-319.

We have an option to acquire a 100% interest in the Mt. Cotton mining claim, (hereinafter referred to as the "Mt. Cotton Property"). The option was granted for an initial issuance of 200,000 common shares of our Company to Redpath Clay Corp. Title to the Mt. Cotton Property is held by Redpath. We have not taken any actions to further our business plan since July 2006.

On October 27, 2009, we entered into a Property Option Agreement with Wilpena Resources Ltd. Pty. Under the terms of the agreement, we have received an exclusive option to acquire an undivided 100% interest in the mining claim known as the Wilpena Property situated in central Queensland, Australia. In consideration of the option, we have issued 45,000 common shares to Wilpena Resources Ltd. Pty. During the year ended December 31, 2011, we completed the acquisition of the property through issuance of 250,000 shares of our common stock in lieu of exploration expenditures. During 2012 we determined that it is not economically viable to pursue the property.

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

As of April 15, 2014 there were 47 shareholders and 6,435,000 shares outstanding.

There are no outstanding options or warrants to purchase, or securities convertible into, our common shares.

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

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

Over the next twelve months we intend to raise funds to acquire new properties.

Financial Condition, Liquidity and Capital Resources

Since inception on February 10, 2006, we have been engaged in acquisition and exploration of mineral properties. Our principal capital resources have been acquired through the issuance of common stock.

At December 31, 2013, we had a working capital deficit of $7,826.

At December 31, 2013, we had total assets of $9,164 which consists of cash of $9,164. This compares with our assets at December 31, 2012, of $290 which consists of cash of $290.

At December 31, 2013, our total liabilities were $51,990, compared to our liabilities of $18,197 as at December 31, 2012.

We have had no revenues from inception. At present, we do not have sufficient funding to continue our operations.

We have no external sources of liquidity in the form of credit lines from banks. Based on the plan of operation described above, management believes that our available cash will not be sufficient to fund our immediate working capital requirements for the next 12 months.

Results of Operations.

We posted losses of $24,919 for the year ending December 31, 2013, losses of $31,780 for the year ended December 31, 2012, and losses of $293,326 from inception to December 31, 2013. During 2013, the losses resulted from general and administrative expense of $23,915 and interest expense of $1,004. During 2012, the losses resulted from general and administrative expense of $26,299, mineral property impairment of $4,500 and interest expense of $981.

Going Concern

Due to our being an exploration stage company and not having generated revenues, in the financial statements for the year ended December 31, 2013, our independent registered public accountant included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

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
10260 Westheimer Road, Suite 310
Houston, TX 77042
Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Ayers Exploration Inc.
(An Exploration Stage Company)
Mosman, Sydney Australia

We have audited the accompanying balance sheets of Ayers Exploration Inc. (the “Company”) as of December 31, 2013 and 2012, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years then ended and for the period from February 10, 2006 (inception) through December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ayers Exploration Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years then ended and for the period from February 10, 2006 (inception) through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2014 raise substantial doubt about its ability to continue as a going concern. The 2013 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP
LBB & Associates Ltd., LLP

Houston, Texas
April 15, 2014

AYERS EXPLORATION INC.
(An Exploration Stage Company)
BALANCE SHEETS

	December 31, 2013	December 31, 2012
	$	$
ASSETS
CURRENT ASSETS
Cash	9,164	290
Total Current Assets	9,164	290

Total Assets	9,164	290

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities	7,040	9,251
Note payable – related party	8,500	-
Accrued interest – related party	1,450	446
Total Current Liabilities	16,990	9,697

Note payable – related party	35,000	8,500
Total Liabilities	51,990	18,197

Commitment

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 30,000,000 shares authorized, 6,435,000 shares issued and outstanding at December 31, 2013 and 2012	6,435	6,435
Additional paid in capital	244,065	244,065
Deficit accumulated during the exploration stage	(293,326)	(268,407)

Total Stockholders’ Deficit	(42,826)	(17,907)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	9,164	290

The accompanying notes are an integral part of these financial statements

 AYERS EXPLORATION INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

	Year Ended December 31, 2013	Year Ended December 31, 2012	February 10, 2006 (Inception) to December 31, 2013
	$	$	$
EXPENSES
General and administrative	23,915	26,299	161,335
Mineral exploration	-	-	125,000
Impairment of mineral property interest	-	4,500	6,500

Operating Loss	(23,915)	(30,799)	(292,835)

OTHER EXPENSE
Interest expense	(1,004)	(981)	(491)

Total Other Expense	(1,004)	(981)	(491)

NET LOSS	(24,919)	(31,780)	(293,326)

NET LOSS PER SHARE: BASIC AND DILUTED	(0.00)	(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING:	6,435,000	6,435,000

The accompanying notes are an integral part of these financial statements

AYERS EXPLORATION INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Period from February 10, 2006 (Inception) through December 31, 2013

	Common stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	deficit	Total
		$	$	$	$

Issuance of common stock for cash	5,490,000	5,490	48,510	–	54,000
Issuance of common stock for mineral property interest acquisition	200,000	200	1,800	–	2,000
Net loss	–	–	–	(114)	(114)
Balance, December 31, 2006	5,690,000	5,690	50,310	(114)	55,886
Net loss	–	–	–	(2,121)	(2,121)
Balance, December 31, 2007	5,690,000	5,690	50,310	(2,235)	53,765
Net loss	–	–	–	(23,711)	(23,711)
Balance, December 31, 2008	5,690,000	5,690	50,310	(25,946)	30,054
Issuance of common stock for mineral property interest acquisition	45,000	45	4,455	–	4,500
Net loss	–	–	–	(18,850)	(18,850)
Balance, December 31, 2009	5,735,000	5,735	54,765	(44,796)	15,704
Issuance of common stock for cash	325,000	325	64,675	–	65,000
Common stock issued for mineral exploration	125,000	125	74,875	–	75,000
Net loss	–	–	–	(118,724)	(118,724)
Balance, December 31, 2010	6,185,000	6,185	194,315	(163,520)	36,980
Common stock issued for mineral exploration	250,000	250	49,750	–	50,000
Net loss	–	–	–	(73,107)	(73,107)
Balance, December 31, 2011	6,435,000	6,435	244,065	(236,627)	13,873
Net loss	–	–	–	(31,780)	(31,780)
Balance, December 31, 2012	6,435,000	6,435	244,065	(268,407)	(17,907)
Net loss	–	–	–	(24,919)	(24,919)
Balance, December 31, 2013	6,435,000	6,435	244,065	(293,326)	(42,826)

The accompanying notes are an integral part of these financial statements

AYERS EXPLORATION INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2013	Year Ended December 31, 2012	February 10, 2006 (Inception) to December 31, 2013
	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(24,919)	(31,780)	(293,326)
Common shares issued for mineral exploration	–	–	125,000
Impairment of mineral property interest	–	4,500	6,500

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(2,211)	(1,832)	7,040
Accrued interest – related party	1,004	446	1,450

Net Cash Used in Operating Activities	(26,126)	(28,666)	(153,336)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable – related party	35,000	8,500	43,500
Cash received from sale of common stock	–	–	119,000

Net Cash Provided by Financing Activities	35,000	8,500	162,500

NET CHANGE IN CASH	8,874	(20,166)	9,164

CASH – BEGINNING	290	20,456	–

CASH – ENDING	9,164	290	9,164

Supplemental Cash Flow Information:

Cash paid for:
Interest	–	–	–
Income taxes	–	–	–

Non-cash transactions:
Stock issued for mineral property interest	–	–	6,500

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the period. Actual results may differ from those estimates.

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

Financial Instruments

As of December 31, 2013 and 2012, the Company's financial instruments consist of cash, accounts payable and note and interest payable to related party. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. Because of the short maturity of such assets and liabilities the fair value of the financial instrument approximates its carrying value, unless otherwise noted.

Newly Adopted Accounting Pronouncements

Management does not expect the future adoption of any recently issued accounting pronouncement to have a significant impact on its financial position, results of operations, or cash flows.

NOTE 3 – MINING PROPERTY INTEREST

Mt. Cotton Property

On July 9, 2006, the Company entered into a mining option agreement with Redpath Clay Corp. (”Redpath”), a company incorporated under the laws of Australia, which grants the Company the exclusive right and option (the “Mt. Cotton Option”) to acquire, subject to the reservation of a royalty by Redpath and the covenant by the Company to pay a production bonus, 100% of Redpath’s 100% owned interest in a mining property known as the Mt. Cotton Property (the “Property”) located in the State of Queensland, Australia.

In order to exercise the Option, the Company will issue the following shares of the Company’s common stock to Redpath:

(i)	200,000 shares upon signing of this option agreement (issued), valued at $2,000; and
(ii)	200,000 shares upon commencement of commercial production (not issued).

If and when the Option has been exercised, a 100% undivided right, title and interest in and to the Property will vest in the Company. The Company impaired the $2,000 carrying value in 2010 due to uncertainty about the Company’s ability to pursue the claim.

Wilpena Property

On October 27, 2009, Company entered into a Property Option Agreement with Wilpena Resources Ltd. Pty., which grants the Company exclusive option (the “Wilpena Option”) to acquire an undivided 100% interest in the mining claim known as the Wilpena Property situated in central Queensland, Australia. During the year ended December 31, 2011 the Company completed the acquisition of the property through issuing 250,000 shares of the Company’s common stock (see note 5).

During the year ended December 31, 2012, the Company impaired the $4,500 carrying value due to the management’s assessment that it is not economically viable to carry out exploration on the property.

NOTE 4 – NOTE PAYABLE – RELATED PARTY

On March 29, 2012, the Company issued a promissory note to a director of the Company for cash proceeds of $8,500 at simple annual interest rate of 7%. The promissory note is unsecured and matures on March 29, 2014, after which date interest is increased to 12% per annum on the total outstanding balance including the principal amount and interest accrued up to March 29, 2014. As at December 31, 2013, total interest of $1,041 was accrued on the promissory note.

On October 30, 2013, the Company issued a promissory note to the sole director of the Company for cash proceeds of $35,000 at simple annual interest rate of 7%. The promissory note is unsecured and matures on October 30, 2015, after which date interest is increased to 12% per annum on the total outstanding balance including the principal amount and interest accrued up to October 30, 2015. As at December 31, 2013, total interest of $409 was accrued on the promissory note.

NOTE 5 – COMMON STOCK

On March 5, 2010, the Company received subscription proceeds of $15,000 from the President of the Company for 75,000 common shares of the Company at $0.20 per share.

On March 8, 2010, the Company  entered into a Share Issuance Agreement (the "Agreement") with SK Capital Corp., ("SK"), whereby the Company has the right to request that SK purchase up to $250,000 of the Company's securities  until  March 8, 2012.

Under the terms of the Agreement, the Company may from time to time request a purchase from SK up to $50,000 (each, an "Advance") per request for operating expenses, acquisitions, working capital and general corporate activities. Following receipt of any Advance the Company shall sell and issue SK common shares at a price of $0.20 per share.

In March, 2010, the Company requested and received an Advance from SK in the amount of $50,000 in exchange for 250,000 common shares of the Company. There was no other Advance from SK before the expiration of the Agreement on March 8, 2012.

In April, 2010, the Company issued 125,000 common shares of the Company valued at $75,000 for shortfall of exploration work on the Wilpena Property.

On May 20, 2011, the Company issued 250,000 common shares of the Company valued at $50,000 as payment for shortfall of exploration work on the Wilpena Property. This exploration work program was the final step in acquiring the property.

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

The provision for refundable Federal income tax consists of the following:

	December 31,	December 31,
	2013	2012
Refundable Federal income tax attributable to:
Current operations	$8,500	$10,800
Less, change in valuation allowance	(8,500)	(10,800)
Net refundable amount	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising the Company’s net deferred tax amount is as follows:

	December 31,	December 31,
	2013	2012
Deferred tax asset attributable to:
Net operating loss carryover	$99,600	$91,900
Less, valuation allowance	(99,600)	(91,900)
Net deferred tax asset	$-	$-

At December 31, 2013, the Company had an unused net operating loss carryover approximating $293,300 that is available to offset future taxable income, which expires beginning in 2026.

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

Based on the foregoing, Mr. Drury concluded that as of and for the year ended December 31, 2013, our disclosure controls and procedures are not effective due to the Company’s limited internal audit functions. Due to the size and nature of the Company, segregation of all conflicting duties may not always be possible or economically feasible. However, to the extent possible, the Company plans to implement procedures to assure the initiation of transactions, the custody of assets the recording of transactions and the approval of reports will be performed by separate individuals. The Company believes that the foregoing steps will remediate the significant deficiency identified above, and the Company continues to monitor the effectiveness of these steps and make any changes that management deems appropriate. The Company does not believe that the impact of the limitations are material as the Company compensates for the lack of segregation of duties by employing close involvement of management in the day to day operations and outsourcing to financial consultants.

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

Management, including our principal executive officer Mr. Drury who is also our principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of and for the year ended December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. As a result of this assessment, Mr. Drury concluded that, as of and for the year ended December 31, 2013, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of the year ended December 31, 2013.

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

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2013, other than our change in management, there were no changes in our internal controls that have materially affected or are reasonably likely to have materially affected our internal control over financial reporting.

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

Item 9B.Other Information

None.

PART III

Item 10. Directors, Executive Officer, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICER, PROMOTERS AND CONTROL PERSONS

As at December 31, 2013, our directors and executive officers and control persons, their ages, positions held, and duration of such, are as follows:

Name	Age	Position Held with our Company	Date First Elected or Appointed

Bruce Drury	47	Director, President, Secretary, Treasurer	April 20, 2012
		Director, Vice President Exploration	January 15, 2010

Business Experience

Our Directors hold office until the next annual general meeting of the stockholders or until their successors are elected and qualified. Our officers are appointed by our Board of Directors and hold office until the earlier of their death, retirement, resignation, or removal.

Bruce Drury. From 2004 to 2013, Mr. Drury has been as a mining consultant for mine exploration, development in Australia and Papua New Guinea including New Holland Mining, Peel Explorations and Royal Resources Mining. Mr. Drury is a graduate of The School of Geosciences at Monash University in Melbourne Australia. Because of Mr. Drury’s substantial mining business experience, we have concluded that he should serve as a director of the Company.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2013. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Family Relationships

There are no family relationships between any of our directors or executive officer.

Involvement in Certain Legal Proceedings

Our sole officer and director was not involved in any legal proceedings as described in Item 401(f) of Regulation S-K in the past ten years.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None of our directors, executive officer, future directors, 5% shareholders, or any members of the immediate families of the foregoing persons has been indebted to us.

None of the former and current directors or officers of our company are related by blood or marriage.

On March 29, 2012 the Company issued a promissory note to Mr. Drury for cash proceeds of $8,500 at simple annual interest rate of 7%. The promissory note is unsecured and matures on March 29, 2014, after which date interest is increased to 12% per annum on the total outstanding balance including the principal amount and interest accrued up to March 29, 2014. As at December 31, 2013, total interest of $1,041 was accrued on the promissory note.

On October 30, 2013 the Company issued a second promissory note to Mr. Drury for cash proceeds of $35,000 at simple annual interest rate of 7%. The promissory note is unsecured and matures on October 30, 2015, after which date interest is increased to 12% per annum on the total outstanding balance including the principal amount and interest accrued up to October 30, 2015. As at December 31, 2013, total interest of $409 was accrued on the promissory note.

Item 11. Executive Compensation.

There has not been any compensation awarded to, earned by, or paid to our directors and executive officer for the last three completed financial years.

Employment/Consulting Agreements

There is no written employment or consulting agreement between the Company and any of our directors and executive officer.

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

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officer to compensate such officer in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Stock Option Plan

Currently, there are no stock option plans in favour of any officer, directors, consultants or employees of ours.

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights to any officer, directors, consultants or employees of ours from inception to December 31, 2013.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended December 31, 2013.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)

Greg Curson
6 Harston Ave
Sydney, NSW
Australia 2088	2,075,000	32.25%

Martin Chimes
26 Cowan Drive
Cottage Point
Sydney 2084 Australia	450,000	6.99%

Teresa Curson
6 Harston Avenue
Mosmon, Sydney 2088
Australia	420,000	6.53%

Brian Hamilton
6/22 Central Ave
Manly, Sydney 2095
Australia	480,000	7.46%

Lisa Aloe
20 Campbell Ave
Leichhardt, Sydney 2040
Australia	450,000	6.99%

Wilpena Resources Ltd. Pty. 2404 Logan
Rd 8 Mile Plains Old
OLD, Australia	375,000	6.99%

Directors and Executive Officer as a Group	0	0%

(1)
Based on 6,435,000 shares of common stock issued and outstanding as of December 31, 2013 and April 15, 2014. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

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

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by LBB & Associates Ltd., LLP for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-K for each of the fiscal years ended December 31, 2013 and 2012 were $4,000 and $6,500 respectively.

Audit Related Fees

During the fiscal years ended December 31, 2013 and 2012, the aggregate fees billed for assurance and related services LBB & Associates Ltd., LLP relating to the performance of the audit of our financial statements which are not by reported under the caption "Audit Fees" above, were $5,900 and $7,400, respectively.

Tax Fees

During the fiscal year ended December 31, 2013, the aggregate fees billed by LBB & Associates Ltd., LLP for other non-audit professional services, other than those services listed above, totalled $0.

Item 15. Exhibits.

Exhibit Number and Exhibit Title

3.1	Articles of Incorporation (incorporated by reference from our S-1 Registration Statement filed August 13, 2008).

3.2	Bylaws (incorporated by reference from our SB-2 Registration Statement filed August 13, 2008).

31.1 *	Certification of Bruce Drury

32.1 *	Certification of Bruce Drury

99.1 *	Form of Promissory Note issued on October 30, 2013

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
___________
*	Filed herewith
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

Ayers Exploration, Inc.

Date: April 15, 2014	By:	/s/ Bruce Drury
Bruce Drury
Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director (Principal Executive and Principal Financial and Accounting Officer and Director)