Form 10-Q
period 2014-03-31
AYERS EXPLORATION INC.
filed 2014-05-15
CIK 1438660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

6,435,000 common shares issued and outstanding as of May 15, 2014.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒.

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

AYERS EXPLORATION INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	March 31, 2014 $	December 31, 2013 $

ASSETS

CURRENT ASSETS

Cash	8,300	9,164

Total Current Assets	8,300	9,164

Total Assets	8,300	9,164

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES

CURRENT LIABILITIES

Accounts payable and accrued liabilities	12,100	7,040
Note payable – related party	8,500	8,500
Accrued interest – related party	2,211	1,450

Total Current Liabilities	22,811	16,990

Note payable – related party	35,000	35,000

Total Liabilities	57,811	51,990

Commitment

STOCKHOLDERS’ DEFICIT

Common stock, $0.001 par value, 30,000,000 shares authorized, 6,435,000 shares issued and outstanding	6,435	6,435
Additional paid in capital	244,065	244,065
Deficit accumulated during the exploration stage	(300,011)	(293,326)

Total Stockholders’ Deficit	(49,511)	(42,826)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	8,300	9,164

The accompanying notes are an integral part of these financial statements

AYERS EXPLORATION INC.
 (An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31, 2014 $	Three Months Ended March 31, 2013 $	February 10, 2006 (Inception) to March 31, 2014 $

EXPENSES

General and administrative	5,924	5,708	167,259
Mineral exploration	-	-	125,000
Impairment of mineral property interest	-	-	6,500

Operating Loss	(5,924)	(5,708)	(298,759)

OTHER EXPENSE
Interest expense	(761)	(149)	(1,252)

Total Other Expense	(761)	(149)	(1,252)

NET LOSS	(6,685)	(5,857)	(300,011)

NET LOSS PER SHARE: BASIC AND DILUTED	(0.00)	(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	6,435,000	6,435,000

The accompanying notes are an integral part of these financial statements

AYERS EXPLORATION INC.
 (An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
 (Unaudited)

	Three Months Ended March 31, 2014 $	Three Months Ended March 31, 2013 $	February 10, 2006 (Inception) to March 31, 2014 $

CASH FLOWS USED IN OPERATING ACTIVITIES

Net loss	(6,685)	(5,857)	(300,011)

Common shares issued for mineral exploration	–	–	125,000

Impairment of mineral property interest	–	–	6,500
Changes in operating assets and liabilities:

Accrued interest – related party	761	149	2,211
Accounts payable and accrued liabilities	5,060	5,690	12,100

Net Cash Used in Operating Activities	(864)	(18)	(154,200)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from note payable – related party	–	–	43,500
Cash received from sale of common stock	–	–	119,000

Net Cash Provided by Financing Activities	–	–	162,500

NET CHANGE IN CASH	(864)	(18)	8,300

CASH – BEGINNING	9,164	290	–

CASH – ENDING	8,300	272	8,300

Supplemental Cash Flow Information:

Cash paid for:
Interest	–	–	–
Income taxes	–	–	–

Non-cash transactions:
Stock issued for mineral property interest	–	–	6,500

The accompanying notes are an integral part of these financial statements

AYERS EXPLORATION INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
Three months Ended March 31, 2014
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Ayers Exploration Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2013 as reported in Form 10-K, have been omitted.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $300,011 as of March 31, 2014 and further losses are anticipated in the development of its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 – PROMISSORY NOTE – RELATED PARTY

On March 29, 2012, the Company issued a promissory note to a director of the Company for cash proceeds of $8,500 at simple annual interest rate of 7%. The promissory note is unsecured and matured on March 29, 2014, after which date interest was increased to 12% per annum on the total outstanding balance including the principal amount and interest accrued up to March 29, 2014. For the three months ending March 31, 2014, interest expense of $149 was accrued on the promissory note, resulting in an accrued interest balance of $1,190 as of March 31, 2014.

On October 30, 2013, the Company issued a promissory note to the sole director of the Company for cash proceeds of $35,000 at simple annual interest rate of 7%. The promissory note is unsecured and matures on October 30, 2015, after which date interest is increased to 12% per annum on the total outstanding balance including the principal amount and interest accrued up to October 30, 2015. For the three months ending March 31, 2014, interest expense of $612 was accrued on the promissory note, resulting in an accrued interest balance of $1,021 as of March 31, 2014.

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

Results of Operations

Three Months Ended March 31, 2014 and 2013

During the three months ended March 31, 2014, we incurred general and administrative expenses of $5,924 and interest expense of $761, resulting in a net loss of $6,685 against no revenues.

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

At March 31, 2014 we had working capital deficit of $14,511.

At March 31, 2014 our total assets of $8,300 consisted of cash of $8,300. This compares to our assets at December 31, 2013 of $9,164, which consisted of cash of $9,164.

At March 31, 2014 our total liabilities were $57,811 including current liabilities of $22,811, compared to our liabilities of $51,990 as at December 31, 2013 including current liabilities of $16,990.

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

Going Concern

Due to our being an exploration stage company and not having generated revenues, in the financial statements for the year ended December 31, 2013, our independent registered public accountant included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our audited financial statements for the year ended December 31, 2013 contained additional note disclosures describing the circumstances that lead to this disclosure.

As at March 31, 2014, we had accumulated losses from inception of $300,011 and working capital deficit of $14,511. The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

AYERS EXPLORATION INC.

Date: May 15, 2014	By:	/s/ “Bruce Drury”
Bruce Drury
Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director (Principal Executive and Principal Financial and Accounting Officer)